Form 10-Q
period 2022-03-31
Energem Corp
filed 2022-05-13
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41070

ENERGEM CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

+(60) 3270 47622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ENCPW	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 13, 2022, there were 10,267,266 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

ENERGEM CORP

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGEM CORP.

BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$354,204	$715,727
Prepaid expenses	286,685	7,505
Total Current Asset	640,889	723,232

Cash and marketable securities held in the trust	116,738,054	116,726,349
Total assets	$117,378,943	$117,449,581

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current liabilities
Accrued expenses	$2,633	$43,871
Other payables	50,000	20,000
Promissory Note – related party	88,542	88,542
Total Current liabilities	141,175	152,413

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	4,166,175	4,177,413

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.15 per share)	116,725,000	116,725,000
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital		-
Accumulated deficit	(3,512,573)	(3,453,173)
Total Shareholders’ Deficit	(3,512,232)	(3,452,832)
Total Liabilities and Shareholders’ Deficit	$117,378,943	$117,449,581

The accompanying notes are an integral part of these unaudited financial statements

1

ENERGEM CORP.

STATEMENT OF OPERATIONS

FOR THE PERIOD THREE MONTH ENDED MARCH 31, 2022

(Unaudited)

Formation and Operating costs	$71,105
Loss from operation	$(71,105)

Other Income
Interest earned on marketable securities hold in trust account	11,705
Net loss	$(59,400)

Weighted average shares outstanding, basic and diluted	3,069,554
Basic and diluted net loss per common share	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – August 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary shares to Sponsor		-	2,875,000	288	24,712	-	25,000
Sale of IPO Units	11,500,000	1,150			114,998,850		115,000,000
Sale of Private Placement Units	528,075	53			5,280,697		5,280,750
Transaction and Underwriting cost					(6,738,148)		(6,738,148)
Class A Ordinary share subject to redemption	(11,500,000)	(1,150)			(116,723,850)		(116,725,000)
Promissory Note reallocation					12,514		12,514
Accretion APIC deficit					3,145,224	(3,145,224)	-
Net loss	-	-	-	-	-	(307,949)	(307,949)
Balance - December 31, 2021	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31,2022	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD THREE MONTHS ENDED MARCH 31, 2022

(Unaudited)

Cash flows from operating activities:
Net loss	$(59,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(11,705)
Changes in operating assets and liabilities:
Prepaid expenses	(279,179)
Accrued expenses	(41,239)
Other payables	30,000
Net cash used in operating activities	(361,523)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Net cash provided by financing activities	-

Net change in cash	(361,523)
Cash at the beginning of the period	715,727
Cash at the end of the period	$354,204

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Value of Class A ordinary shares subject to redemption	$116,725,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2021 (inception) through March 31, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2022, we have available to us $354,204 of cash on our balance sheet and working capital of $499,714.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $354,204 in cash and no cash equivalents as of March 31, 2022.

Cash held in Trust Account

As of March 31, 2022, the Company had $116,738,054 in cash held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from August 6, 2021 (inception) through March 31, 2022.

Class A Ordinary shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. On March 31, 2022, the Class A ordinary shares subject to possible redemption in the amount of $116,725,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. As of March 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The total amount subject to risk on March 31, 2022 is $104,204.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On March 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Note 5 — Related Party Transactions

Class B Ordinary shares

During the period ended March 31, 2022, the Company issued an aggregate of 2,875,000 shares of Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units and underlying securities).

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. As of March 31, 2022, the Company had borrowed $88,542 under the promissory note with our sponsor.

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

The underwriter received a cash underwriting discount of two percent (2.00%) of the gross proceeds of the Initial Public Offering, or $2,300,000. In addition, the underwriter is entitled to a deferred fee of three point five percent (3.50%) of the gross proceeds of the Initial Public Offering, or $4,025,000. The deferred fee was placed in the Trust Account and will be paid in cash upon the closing of a Business Combination, subject to the terms of the underwriting agreement.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. As of March 31, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 11,500,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On August 16, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On September 7, 2021, the Sponsor transferred 12,500 shares among our Chief Financial Officer and three independent director nominees. As of March 31, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Energem Corp. References to our “management” or our “management team” refer to our officers and directors, and references to the “Sponsor” refer to Energem, LLC. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2021 filed with the SEC on March 31, 2022. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on August 6, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination (a “Business Combination”) with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of our initial public offering (“Initial Public Offering”) the private placement of the placement units (“Placement Units”), the proceeds of the sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three-month period ended March 31, 2022, we had a net loss of $59,400, which consists of formation and operating costs $71,105 and interest earned on marketable securities hold in the trust account of $11,705.

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

As of March 31, 2022, we had available to us $354,204 of cash on our balance sheet and a working capital of $499,714. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Use of Proceeds from the Public Offering

On November 16, 2021, the Company consummated its Initial Public Offering of 10,000,000 units (the “Units” consisting of one Class A ordinary share and one redeemable warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share (the “Public Shares”)), at $10.00 per Unit, generating gross proceeds of $100,000,000, and incurring offering costs of $8,304,871, of which $4,025,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the Initial Public Offering price to cover over-allotments.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information

None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energem Corp.

Date: May 13, 2022	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

