Form 10-Q/A
period 2022-03-31
Energem Corp
filed 2022-08-12
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

As of May 13, 2022, there were 12,028,075 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 (this “Amendment”) to our Quarterly Report on Form 10-Q for the period ended March 31, 2012 (the “Form 10-Q”), as filed with the Securities and Exchange Commission (the “SEC”) on May 13, 2012, is solely to correct the number of shares of the Company’s Class A ordinary shares issued and outstanding on May 13, 2022, the date of filing the Form 10-Q. The Form 10-Q disclosed 10,267,266 instead of 12,028,075 shares of the Company’s Class A ordinary shares, which did not include (i) 1,232,734 Class A ordinary shares underlying the unsplit public units sold in the Company’s initial public offering, as of May 13, 2022; or (ii) 528,075 Class A ordinary shares underlying the private units sold in the private placement to Energem LLC, the Company’s sponsor, contemporaneous with the closing of the Company’s initial public offering.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, new certifications of our principal executive officer and principal financial officer are filed as exhibits to this Amendment.

Under Rule 405(a)(2)(ii) of Regulation S-T, this Exhibit 101 is permitted to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

This Amendment makes no other changes to the Form 10-Q as filed with the SEC on May 13, 2022, and no attempt has been made in this Amendment to modify or update the other disclosures presented in the Form 10-Q. This Amendment does not reflect subsequent events occurring after the original filing of the Form 10-Q (i.e., those events occurring after May 13, 2022) or modify or update in any way those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the Form 10-Q and our other filings with the SEC.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibits
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002(1)
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(1)
101.INS*	Inline XBRL Instance Document(2)
101.CAL*	Inline XBRL Instance Document(2)
101.SCH*	Inline XBRL Taxonomy Extension Schema Document(2)
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document(2)
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document(2)
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document(2)
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)(2)

(1)	These exhibits were previously included in the Registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, filed with the Securities and Exchange Commission on August 14, 2012
(2)	Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibits 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energem Corp.

Date: August 12, 2022	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer