Form 10-Q
period 2022-06-30
Energem Corp
filed 2022-08-15
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41070

ENERGEM CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

+(60) 3270 47622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ENCPW	The Nasdaq Stock Market LLC

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

As of August 12, 2022, there were 12,028,075 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

ENERGEM CORP

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGEM CORP.

BALANCE SHEET

	June 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$262,873	$715,727
Prepaid expenses	238,309	7,505
Total Current Asset	501,182	723,232

Cash and marketable securities held in the trust	116,895,674	116,726,349
Total assets	$117,396,856	$117,449,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$3,535	$43,871
Other payables	80,000	20,000
Promissory Note – related party	88,542	88,542
Total Current liabilities	172,077	152,413

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	4,197,077	4,177,413

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.15 per share)	116,725,000	116,725,000
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital	-	-
Accumulated deficit	(3,525,562)	(3,453,173)
Total shareholders’ deficit	(3,525,221)	(3,452,832)
Total liabilities and shareholders’ deficit	$117,396,856	$117,449,581

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

STATEMENT OF OPERATIONS

(Unaudited)

	For the Three Months Ended June 30, 2022	For the Six Months Ended June 30, 2022

Formation and Operating costs	$170,609	$241,714
Loss from operation	$(170,609)	$(241,714)

Other Income
Interest earned on marketable securities hold in trust account	157,620	169,325
Net loss	$(12,989)	$(72,389)

Weighted average shares outstanding, basic and diluted	3,403,075	3,403,075
Basic and diluted net loss per common share	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE PERIOD SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January1,2022	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(72,389)	(72,389)
Balance – June 30, 2022	528,075	$53	2,875,000	$288	$-	$(3,525,562)	$(3,525,221)

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

STATEMENT OF CASH FLOWS

FOR THE PERIOD SIX MONTHS ENDED JUNE 30, 2022

(Unaudited)

Cash flows from operating activities:
Net loss	$(72,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(169,325)
Changes in operating assets and liabilities:
Prepaid expenses	(230,804)
Accrued expenses	(40,336)
Other payables	60,000
Net cash used in operating activities	(452,854)

Cash flows from investing activities:
Net cash used in investing activities	-

Cash flows from financing activities:
Net cash provided by financing activities	-

Net change in cash	(452,854)
Cash at the beginning of the period	715,727
Cash at the end of the period	$262,873

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000
Value of Class A ordinary shares subject to redemption	$116,725,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2021 (inception) through June 30, 2022 relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 475,575 units (the “Private Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,755,750 (the “Private Placement”) (see Note 4).

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of June 30, 2022, we have available to us $262,873 of cash on our balance sheet and a working capital of $329,105.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $262,873 in cash and no cash equivalents as of June 30, 2022.

Cash held in Trust Account

At June 30, 2022, the Company had $116,895,674 in cash held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from August 6, 2021 (inception) through June 30, 2022.

Class A Ordinary shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. On June 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $116,725,000 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At June 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account. The total amount subject to risk on June 30, 2022 is $12,873.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On June 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Note 5 — Related Party Transactions

Class B Ordinary shares

During the period ended June 30, 2022, the Company issued an aggregate of 2,875,000 shares of Class B ordinary shares to the Sponsor for an aggregate purchase price of $25,000 in cash. The Sponsor will collectively own 20% of the Company’s issued and outstanding shares after the Proposed Offering (assuming the initial shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units and underlying securities).

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. As of June 30, 2022, the Company had borrowed $88,542 under the promissory note with our sponsor.

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

Underwriting Agreement

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At June 30, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 11,500,000 shares of Class A ordinary shares subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On August 16, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On September 7, 2021, the Sponsor transferred 12,500 shares among our Chief Financial Officer and three independent director nominees. At June 30, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred up to the date the audited financial statements were available to issue. Based upon this review, the Company identified the following subsequent event:

Share Purchase Agreement

On August 1, 2022, the Company, entered into a share purchase agreement (the “Share Purchase Agreement”) with Graphjet Technology Sdn. Bhd., a Malaysian private limited company, Swee Guan Hoo, in his capacity as the representative for the shareholders of Energem after the closing of the sale and purchase of the Graphjet Shares (the “Closing”) for Energem’s shareholders (the “Purchaser Representative”), the individuals listed on the signature page of the Share Purchase Agreement under the heading “Selling Shareholders” (each, a “Selling Shareholder” and together, the “Selling Shareholders”), and Lee Ping Wei solely in his capacity as representative for the Selling Shareholders (the “Shareholder Representative”).

Pursuant to the Share Purchase Agreement, subject to the terms and conditions therein, Energem will purchase 100% of the issued and outstanding shares of Graphjet for Graphjet Class A Ordinary Shares (the “Consideration Shares”) such that Graphjet will become a wholly-owned subsidiary of Energem (the “Business Combination”). The Share Purchase Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Share Purchase Agreement.

Graphjet converts palm kernel shells to essential raw materials such as graphene and graphite used to produce batteries in the electric vehicle space among other products. The aggregate value of the Consideration Shares to be paid pursuant to the Share Purchase Agreement to the Selling Shareholders, as of immediately prior to the Closing, for the purchase of all issued and outstanding Graphjet Shares, shall be that number of Energem Class A ordinary shares equal to (i) One Billion Three Hundred and Eighty Million U.S. Dollars ($1,380,000,000), minus (ii) the amount, if any, by which $30,000 (i.e., the target net working capital amount) exceeds the Net Working Capital Amount (but not less than zero) (as defined in the Share Purchase Agreement), minus (iii) the Closing Net Indebtedness amount (as defined in the Share Purchase Agreement), minus (iv) the amount of any Transaction Expenses (as defined in the Share Purchase Agreement), divided by ten dollars ($10.00).

Each Selling Shareholder shall receive a number of Energem Class A ordinary shares equal to the aggregate Consideration Shares divided by the number of Graphjet Shares outstanding immediately prior to the Closing, multiplied by the number of Graphjet Shares held by such Selling Shareholder (the “Conversion Ratio”). The total consideration payable to the Selling Shareholders in accordance with the Share Purchase Agreement is also referred to herein as the “Transaction Consideration”.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2022 were organizational activities, those necessary to prepare for the Initial Public Offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the six-month period ended June 30, 2022, we had a net loss of $72,389, which consists of formation and operating costs $241,714 and interest earned on marketable securities hold in the trust account of $169,325.

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

As of June 30, 2022, we had available to us $262,873 of cash on our balance sheet and a working capital of $329,105. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended June 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

Unregistered Sales of Equity Securities

On November 18, 2021, simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 475,575 units (the “Private Placement Units”) to Energem LLC, a Cayman Islands limited liability company, the sponsor of the Company (the “Sponsor”), at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,755,750 (the “Private Placement”). On the same day, with the exercise of the overallotment, the Company consummated the Private Placement of an additional 52,500 Private Placement Units to the Sponsor, generating gross proceeds of $525,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the Private Placement Units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

Energem Corp.

Date: August 15, 2022	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

