Form 10-Q
period 2022-09-30
Energem Corp
filed 2022-11-15
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2022

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41070

ENERGEM CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

+(60) 3270 47622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ENCPW	The Nasdaq Stock Market LLC

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

As of November 15, 2022, there were 12,028,075 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

ENERGEM CORP

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGEM CORP.

BALANCE SHEET

	September 30,	December 31,
	2022	2021
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$51,438	$715,727
Prepaid expenses	189,947	7,505
Total Current Asset	241,385	723,232

Cash and marketable securities held in the trust	117,422,529	116,726,349
Total assets	$117,663,914	$117,449,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$16,037	$43,871
Other payables	110,000	20,000
Promissory Note – related party	88,542	88,542
Total Current liabilities	214,579	152,413

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	4,239,579	4,177,413

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 11,500,000 shares (at $10.15 per share)	117,422,529	116,725,000
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital	-	-
Accumulated deficit	(3,998,535)	(3,453,173)
Total shareholders’ deficit	(3,998,194)	(3,452,832)
Total liabilities and shareholders’ deficit	$117,663,914	$117,449,581

The accompanying notes are an integral part of these unaudited financial statements

Energem CORP.

STATEMENT OF OPERATIONS

	For the Period Three Month Ended	For the Period Nine Month Ended	For the Period From August 6, 2021 (Inception) Through
	September 30, 2022	September 30, 2022	September 30, 2021
	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$302,299	$544,103	$11,579
Loss from operation	(302,299)	(544,103)	(11,579)

Other Income
Interest earned on marketable securities hold in the trust account	526,855	696,180	-
Net Income (Loss)	$224,556	$152,167	$(11,579)

Weighted average shares outstanding, basic and diluted	3,403,075	3,403,075	2,053,571
Basic and diluted net income (loss) per ordinary share	$0.07	$0.04	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – August 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B ordinary shares to Sponsor		-	2,875,000	288	24,712	-	25,000
Net loss	-	-	-	-	-	(11,579)	(11,579)
Balance – September 30, 2021 (unaudited)	-	$-	2,875,000	$288	$24,712	$(11,579)	$13,421

	Class A		Class B		Additional		Total
	Ordinary Shares		Ordinary Shares		Paid in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022 (Audited)	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31, 2022 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)
Net loss	-	-	-	-	-	(12,989)	(12,989)
Balance – June 30, 2022 (Unaudited)	528,075	$53	2,875,000	288	-	$(3,525,562)	(3,525,221)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(697,259)	(697,259)
Net Income	-	-	-	-	-	224,556	224,556
Balance – September 30, 2022 (Unaudited)	528,075	53	2,875,000	288	-	$(3,998,535)	(3,998,194)

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

STATEMENT OF CASH FLOWS

	For the Period Nine Month Ended September 30,2022 (Unaudited)		For the Period from August 6, 2021 (Inception) through September 30, 2021 (Unaudited)
Cash flows from operating activities:
Net Income (Loss)		$152,167	(11,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account		(696,180)
Changes in operating assets and liabilities:
Accounts payable			11,579
Prepaid expenses		(182,442)	-
Accrued expenses		(27,834)	-
Other payables		60,000	-
Net cash used in operating activities		(664,289)	-

Cash flows from investing activities:
Net cash used in investing activities		-	-

Cash flows from financing activities:
Net cash provided by financing activities		-	-

Net change in cash		(664,289)	-
Cash at the beginning of the period		715,727	-
Cash at the end of the period		$51,438	-

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable		$4,025,000
Value of Class A ordinary shares subject to redemption		$117,422,529
Deferred offering costs included in Promissory Note to Related Party	$		123,253
Deferred offering costs paid by Sponsor for issuance of Class B Ordinary Shares	$		25,000
Accrued offering costs	$		20,735

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Energem Corp. (the “Company”) is a Cayman Islands exempted company incorporated on August 6, 2021. The Company was formed as a special purpose acquisition company for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (“Business Combination”). While the Company may pursue a Business Combination target in any business or industry, it intends to focus on opportunities across the oil and gas and other potential renewable energy business, as well as other adjacent services, industrials and technologies, while remaining opportunistic across the energy value chain, including select opportunities within the traditional power generation and energy production verticals, which complements the expertise of its management team.

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2021 (inception) through September 30, 2022 relates to the Company’s formation, the Offering (as defined below) and the Company’s pursuit of an initial Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2022, we have available to us $51,438 of cash on our balance sheet and a working capital of $26,806.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. In connection with a proposed Business Combination, the Company intends to seek shareholder approval of a Business Combination at a meeting called for such purpose at which shareholders may seek to redeem their shares, regardless of whether they vote for or against a Business Combination. The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 either immediately prior to or upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the outstanding shares voted are voted in favor of the Business Combination.

The Company will have until November 18, 2022 to consummate a Business Combination. If the Company is unable to complete a Business Combination within the 12 months from the closing of the Initial Public Offering (or up to 15 months or 18 months from the closing of the Initial Public Offering at the election of the Company to February 18, 2023, or to May 18, 2023, as applicable in two separate three month extensions subject to satisfaction of certain conditions, including the deposit $1,150,000 ($0.10 per unit) for each three month extension into the Trust Account, or as extended by the Company’s shareholders in accordance with our amended and restated memorandum and articles of association), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in the case of clauses (ii) and (iii) above to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. As such, our shareholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our shareholders may extend well beyond the third anniversary of such date.

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

Liquidity and Management’s Plans

Prior to the completion of the Initial Public Offering, the Company lacked the liquidity it needed to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. The Company has since completed its Initial Public Offering at which time capital in excess of the funds deposited in the Trust Account and/or used to fund offering expenses was released to the Company for general working capital purposes. The Company have incurred and expect to continue to incur significant costs in pursuit of our financing and acquisition plans. Management plans to address this uncertainty during period leading up to the business combination. There is no assurance that the Company’s plans to consummate an initial Business Combination will be successful within the Combination Period. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents are carried at cost, which approximates fair value. The Company had $51,438 in cash and no cash equivalents as of September 30, 2022.

Cash held in Trust Account

At September 30, 2022, the Company had $117,422,529 in cash held in the Trust Account.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the United States is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2022 and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

The provision for income taxes was deemed to be immaterial for the period from August 6, 2021 (inception) through September 30, 2022.

Class A Ordinary shares Subject to Possible Redemption

All of the Class A ordinary shares sold as part of the Units in the Public Offering contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s amended and restated amended and restated memorandum and articles of association. In accordance with ASC 480, conditionally redeemable Class A ordinary shares (including shares of Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company did not specify a maximum redemption threshold, its charter provides that currently, the Company will not redeem its public shares in an amount that would cause its net tangible assets (shareholders’ equity) to be less than $5,000,001. On September 30, 2022, the Class A ordinary shares subject to possible redemption in the amount of $117,422,529 are presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheet.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. At September 30, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Net Loss Per Share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share”. Net income per share is computed by dividing net income by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. On September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the period presented.

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

Note 5 — Related Party Transactions

Class B Ordinary shares

On August 16, 2021, our sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On September 7, 2021, our sponsor assigned 5,000 ordinary shares to Cu Seng Kiu, our Chief Financial Officer, and 2,500 ordinary shares to each of the Company’s three independent directors. The Sponsor with the Company’s officers and directors collectively own approximately 20% of the Company’s issued and outstanding shares after the Offering including the Placement Units.

The Sponsor with the Company’s officers and directors have agreed not to transfer, assign or sell any of the Class B ordinary shares (except to certain permitted transferees) until, with respect to 50% of the Class B ordinary shares, the earlier of (i) six months after the date of the consummation of a Business Combination, or (ii) the date on which the closing price of the Company’s ordinary shares equals or exceeds $12.00 per share (as adjusted for share splits, share dividends, reorganizations and recapitalizations) for any 20 trading days within any 30-trading day period commencing after a Business Combination, with respect to the remaining 50% of the Class B ordinary shares, upon six months after the date of the consummation of a Business Combination, or earlier, in each case, if, subsequent to a Business Combination, the Company consummates a subsequent liquidation, merger, share exchange or other similar transaction which results in all of the Company’s shareholders having the right to exchange their ordinary shares for cash, securities or other property.

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021 or (ii) the consummation of the Proposed Offering. As of September 30, 2022, the Company had borrowed $88,542 under the promissory note with our sponsor, which amount remains outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans or the promissory note.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the consummation of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company has agreed to reimburse Energem LLC, the Sponsor, in the amount of $10,000 per month for office space, secretarial and administrative support. This amount has accrued since November 18, 2021 and remains unpaid and is due at the closing of the Business Combination.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. At September 30, 2022, there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 11,500,000 shares of Class A ordinary shares held by the public shareholders which are subject to possible redemption.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On August 16, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On September 7, 2021, the Sponsor transferred 12,500 shares among our Chief Financial Officer and three independent director nominees. At September 30, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

The Placement Warrants are identical to the Public Warrants underlying the Units being sold in the Proposed Offering, except that so long as the Placement Warrants are held by our Sponsor or its permitted transferees, (i) the Placement Warrants will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to Class A ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

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

Pursuant to the Share Purchase Agreement, subject to the terms and conditions therein, Energem will purchase 100% of the issued and outstanding Graphjet Class A Ordinary Shares (the “Consideration Shares”) such that Graphjet will become a wholly-owned subsidiary of Energem (the “Business Combination”). The Share Purchase Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Share Purchase Agreement.

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

Overview

The Company is a blank check company formed as an exempted company under the laws of the Cayman Islands on August 6, 2021 for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of Public Offering and a portion of the proceeds from the Private Placement, as well as the proceeds of any private sale of our securities in connection with our initial Business Combination, our shares, debt or a combination of cash, stock and debt.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2022 were organizational activities, those necessary to prepare for the initial public offering (“Initial Public Offering”) and identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to continue to generate non-operating income in the form of interest income from the Trust Account. We expect to continue to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine-month period ended September 30, 2022, we had a net income of $152,167, which consists of the difference of our formation and operating costs $544,013 and interest earned on marketable securities hold in the trust account of $696,180.

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

As of September 30, 2022, we had available to us $51,438 of cash on our balance sheet and a working capital of $26,806. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the Business Combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

Pursuant to the terms of our amended and restated memorandum and articles of association and the trust agreement entered into between Continental Stock Transfer & Trust Company and the Company at the closing of our initial public offering, in order for the time available for us to consummate our initial Business Combination to be extended, our Sponsor or its affiliates or designees, upon five business days advance notice prior to the applicable deadline, must deposit into the Trust Account $1,150,000 ($0.10 per unit in either case), on or prior to the date of the applicable deadline, for each of the available three-month extensions, providing a total possible business combination period of 18 months at a total payment of $2,300,000 if exercised twice (totaling $0.20 per unit total in either case). Any such payments would be made in the form of non-interest bearing loans.

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

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities. Commencing on the date of the consummation of the Initial Public Offering and until completion of the Company’s Business Combination or liquidation, the Company has agreed to reimburse Energem LLC, the Sponsor, in the amount of $10,000 per month for office space, secretarial and administrative support. This amount has accrued since November 18, 2021 and remains unpaid and is due at the closing of the Business Combination.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2022, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our final prospectus dated November 15, 2021 or its Annual Report on Form 10-K covering the period from August 6, 2021 (inception) through December 31, 2021 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

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

Of the gross proceeds received from the Initial Public Offering and a substantial portion of the proceeds from the Private Placement Units, $116,725,000 was placed in a Trust Account at the closing on November 18, 2021. We paid a total of $2,300,000 in underwriting discounts and commissions and $413,148 for other costs and expenses related to the Initial Public Offering. In addition, the underwriters agreed to defer $4,025,000 in underwriting discounts and commission.

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

Energem Corp.

Date: November 15, 2022	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

