Form 10-K
period 2022-12-31
Energem Corp
filed 2023-03-30
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2022.

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ___ to _____

Commission File Number: 001-41070

Energem Corp.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: + (60) 3270 47622

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant of one Class A ordinary share	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units	ENCPW	The Nasdaq Stock Market LLC

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

As of March 30, 2023, there were 528,075 shares of Class A ordinary shares, par value $0.0001 per share, issued and outstanding (excluding 1,895,481 shares subject to possible redemption), 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, of the registrant issued and outstanding, and 0 preferred shares, par value $0.0001 per share, of the registrant issued and outstanding.

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

Unless otherwise stated in this Report, or the context otherwise requires, references to:

●	“board of directors” or “board” are to the board of directors of the Company;

●	“Companies Act” are to the Companies Act (Revised) of the Cayman Islands, as the same may be amended from to time;
●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our trust account (as defined below) and warrant agent of our public warrants (as defined below);

●	“DWAC System” are to the Depository Trust Company’s Deposit/Withdrawal At Custodian System;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“founder shares” (which includes the representative shares) are to shares of our Class B ordinary shares initially purchased by our sponsor in a private placement prior to our initial public offering, and the shares of our Class A ordinary shares issuable upon the conversion thereof as provided herein;

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Graphjet” are to Graphjet Technology Sdn. Bhd. (formerly Zhonghe Graphene Sdn. Bhd. and renamed on March 7, 2022), a Malaysian private limited company;

●	“Graphjet Business Combination” are to the acquisition of 100% of the issued and outstanding Graphjet pre-business combination shares which will cause Graphjet to become a wholly-owned direct subsidiary of the Company, and the other transactions contemplated by the Share Purchase Agreement;

●	“IFRS” are to the International Financial Reporting Standards, as issued by the International Accounting Standards Board;

●	“initial business combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“initial public offering” or “IPO” are to the initial public offering that was consummated by the Company on November 16, 2021;

●	“initial shareholders” are to our sponsor and any other holders of our founder shares (including the holders of the representative shares) prior to our initial public offering (or their permitted transferees);

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“JOBS Act” are to the Jumpstart Our Business Startups Act of 2012;

●	“management” or our “management team” are to our officers and directors;

●	“Nasdaq” are to the Nasdaq Stock Market;

●	“ordinary shares” are to our Class A ordinary shares and our Class B ordinary shares, collectively;

●	“placement units” are to the units purchased by our sponsor, with each placement unit consisting of one placement share and one placement warrant;

●	“placement shares” are to the shares of our ordinary shares included within the placement units purchased by our sponsor in the private placement;

●	“placement warrants” are to the warrants included within the placement units purchased by our sponsor in the private placement;

●	“private placement” are to the private placement of 528,075 placement units at a price of $10.00 per unit, for an aggregate purchase price of $5,280,750, which occurred simultaneously with the completion of our initial public offering;

●	“public shares” are to shares of our Class A ordinary shares sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market);

●	“public shareholders” are to the holders of our public shares, including our initial shareholders and management team to the extent our initial shareholders and/or members of our management team purchase public shares, provided that each initial shareholder’s and member of our management team’s status as a “public shareholder” shall only exist with respect to such public shares;

●	“public warrants” are to our redeemable warrants sold as part of the units in our initial public offering (whether they are purchased in our initial public offering or thereafter in the open market, including warrants that may be acquired by our sponsor or its affiliates in our initial public offering or thereafter in the open market);

●	“PCAOB” are to the Public Company Accounting Oversight Board (United States);

●	“Report” are to this Annual Report on Form 10-K for the fiscal year ended December 31, 2022;

●	“representative” are to EF Hutton, division of Benchmark Investments, Inc., who is the representative of the underwriters in our initial public offering;

●	“Sarbanes-Oxley Act” are to the Sarbanes-Oxley Act of 2002;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“Selling Shareholders” are to individuals listed on the signature page of the Share Purchase Agreement under the heading “Selling Shareholders”;

●	“Share Purchase Agreement” are to the share purchase agreement, dated August 1, 2022, as it may be amended or supplemented from time to time, by and among Energem, Graphjet, Swee Guan Hoo, solely in his capacity as the representative for the shareholders of Energem, the individuals listed on the signature page of the Graphjet Share Purchase Agreement under the heading “Selling Shareholders”, and Lee Ping Wei in his additional capacity as representative for the Selling Shareholders;

●	“sponsor” are to Energem LLC;

●	“S-1 Registration Statement” are to the Form S-1 filed initially with the SEC on September 10, 2021, as amended;

●	“S-4 Registration Statement” are to the Form S-4, including the proxy statement / prospectus included therein, filed initially with the SEC on December 7, 2022, as amended;

●	“trust account” are to the trust account maintained by the trustee in which the net proceeds of the sale of the units and placement units (including to reflect the underwriters exercise of the overallotment in full) in the initial public offering was placed on November 18, 2021;

●	“trustee” are to Continental;

●	“underwriters” are to the underwriters of our initial public offering, for which the representative is acting as representative;

●	“units” are to the units sold in our initial public offering, which consist of one public share and one-third of one public warrant;

●	“warrants” are to our redeemable warrants, which includes the public warrants as well as the placement warrants and any warrants sold as part of the placement units issued upon conversion of working capital loans to the extent they are no longer held by the initial holders or their permitted transferees;

●	“warrant agent” are to Continental; and

●	“we,” “us,” “Company” or “our Company” are to Energem Corp.

PART I

Item 1. Business

General

We are an early-stage blank check company incorporated in August 2021 as a Cayman Islands exempted company whose business purpose is to effect an initial business combination. Since our initial public offering, we have focused our search for an initial business combination with businesses that may provide significant opportunities for attractive investor returns.

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

Our management team is led by Swee Guan Hoo, our Chief Executive Officer and Cu Seng Kiu, our Chief Financial Officer. Mr. Hoo brings more than 12 years of accounting and finance experience as a registered and certified professional accountant with CPA Australia and the Malaysian Institute of Accountants. Mr. Kiu brings significant accounting and audit experience involving publicly listed companies during his years working with accounting standards. Mr. Hoo is also a director of the Company and along with Ms. Doris Wong Sing EE, is the co-manager and co-owner of our sponsor.

The Share Purchase Agreement

This section describes the material provisions of the Share Purchase Agreement but does not purport to describe all of the terms thereof. The following summary of the Share Purchase Agreement is qualified in its entirety by reference to the complete text of the Share Purchase Agreement, a copy of which is attached hereto as Exhibit 2.1. Shareholders of the Company and other interested parties are urged to read the Share Purchase Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the meanings given to them in the Share Purchase Agreement.

General Description of the Share Purchase Agreement

On August 1, 2022, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), that converts palm kernel shells to essential raw materials such as graphene and graphite used to produce batteries in the electric vehicle space among other products. The Share Purchase Agreement is by and among the Company, Graphjet, Swee Guan Hoo, solely in his capacity as the representative of the shareholders of the Company, and their successors and assignees (the “Purchaser Representative”), from and after the closing of the Graphjet Business Combination (the “Closing”), and the holders of all issued and outstanding shares of Graphjet (the “Graphjet Shares”) (each, a “Selling Shareholder” and collectively, the “Selling Shareholders”), and Lee Ping Wei, in the capacity as the representative for the Selling Shareholders (the “Shareholder Representative”).

Pursuant to the Share Purchase Agreement, and subject to the terms and conditions set forth therein, upon the consummation of the transactions contemplated by the Share Purchase Agreement (the “Transactions”), (i) each Selling Shareholder shall sell to the Company, and the Company shall purchase from each Selling Shareholder, all of the issued and outstanding Graphjet Shares, as set forth opposite the name of such Selling Shareholder on Exhibit A-1 of the Share Purchase Agreement, free and clear of any and all liens and encumbrances, in exchange for the right to receive such Selling Shareholder’s share of the Transaction Consideration (as defined below); (ii) Graphjet shall become a wholly-owned subsidiary of the Company; and (iii) the Company will change its name to Graphjet Technology.

Transaction Consideration

The aggregate transaction consideration to be paid pursuant to the Share Purchase Agreement to the Selling Shareholders, as of immediately prior to the Closing, for the purchase of all issued and outstanding Graphjet Shares, shall be that number of Energem Class A ordinary shares equal to (i) One Billion Three Hundred and Eighty Million U.S. Dollars ($1,380,000,000), minus (ii) the amount, if any, by which $30,000 (i.e., the target net working capital amount) exceeds the Net Working Capital Amount (but not less than zero) (as defined in the Share Purchase Agreement), minus (iii) the Closing Net Indebtedness amount (as defined in the Share Purchase Agreement), minus (iv) the amount of any Transaction Expenses (as defined in the Share Purchase Agreement), divided by ten dollars ($10.00) (in the aggregate, the “Consideration Shares”).

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

Representations and Warranties; Covenants

The Share Purchase Agreement contains a number of representations and warranties by each of the Company, Graphjet and the Selling Shareholders as of the date of the Share Purchase Agreement and as of the date of the Closing. Many of the representations and warranties are qualified by materiality or Material Adverse Effect. “Material Adverse Effect” as used in the Share Purchase Agreement means with respect to any specified person or entity, any fact, event, occurrence, change or effect that has had or would reasonably be expected to have, individually or in the aggregate, a material adverse effect on the business, assets, liabilities, results of operations, prospects or condition (financial or otherwise) of such person or entity and its subsidiaries, taken as a whole, or the ability of such person or entity or any of its subsidiaries on a timely basis to consummate the transactions contemplated by the Share Purchase Agreement or the ancillary documents to which it is a party or bound or to perform its obligations thereunder, in each case subject to certain customary exceptions. Certain of the representations are subject to specified exceptions and qualifications contained in the Share Purchase Agreement or in information provided pursuant to certain disclosure schedules to the Share Purchase Agreement. The representations and warranties made by the Company, Graphjet and the Selling Shareholders are customary for transactions similar to the Transactions.

Each party agreed in the Share Purchase Agreement to use its commercially reasonable efforts to effect the Closing and obtain third party and regulatory approvals. The Share Purchase Agreement also contains certain customary covenants by the Company and Graphjet during the period between the signing of the Share Purchase Agreement and the earlier of the Closing or the termination of the Share Purchase Agreement in accordance with its terms (the “Interim Period”), regarding (1) the provision of access to their properties, books and personnel; (2) the operation of their respective businesses in the ordinary course of business; (3) provision of financial statements by Graphjet; (4) Energem’s public filings; (5) no insider trading; (6) notifications of certain breaches, consent requirements or other matters; (7) efforts to file the S-4 Registration Statement (as defined below); (8) tax matters; (9) further assurances; (10) election of the post-Closing board of directors; (11) public announcements; and (12) confidentiality.

Each party also agreed during the Interim Period not to solicit or enter into any inquiry, proposal or offer, or any indication of interest in making an offer or proposal for an alternative competing transactions, to notify the others as promptly as practicable in writing of the receipt of any inquiries, proposals or offers, requests for information or requests relating to an alternative competing transaction or any requests for non-public information relating to such transaction, and to keep the others informed of the status of any such inquiries, proposals, offers or requests for information. There are also certain customary post-Closing covenants regarding (1) tax matters; (2) maintenance of books and records; (3) indemnification of directors and officers; and (4) use of trust account proceeds.

The Share Purchase Agreement and the consummation of the transactions contemplated thereby require the approval of the Company’s shareholders. The Company agreed, as promptly as practicable after the effective date of the Share Purchase Agreement, to prepare, with reasonable assistance from Graphjet, and file with the U.S. Securities and Exchange Commission (the “SEC”), a registration statement on Form S-4 (as amended, the “S-4 Registration Statement”) in connection with the registration under the Securities Act of 1933, as amended (the “Securities Act”) of the Energem Class A ordinary shares to be issued to the Selling Shareholders as Transaction Consideration, and containing a proxy statement/prospectus for the purpose of soliciting proxies from the shareholders of the Company. The solicitation of proxies is required to obtain the Company’s shareholders approval of the Share Purchase Agreement and the consummation of the transactions contemplated thereby (collectively, the “Energem Shareholder Approval Matters”), at a special meeting of the Company’s shareholders (the “Energem Special Meeting”) and providing such shareholders an opportunity to participate in the Redemption. The Company initially filed the S-4 Registration Statement with the SEC on December 7, 2022.

Representations and Warranties; Covenants

The parties also agreed to take all necessary action, so that effective at the Closing, the board of directors of the Company (the “Post-Closing Board”) will consist of seven individuals, three (3) persons designated by the Company prior to the Closing and four (4) persons designated by Graphjet prior to the Closing. At least three (3) of the designees to the Post-Closing Board of Directors shall be independent directors in accordance with Nasdaq requirements. At or prior to Closing, the Company will provide each member of the Post-Closing Board with a customary director indemnification agreement, in form and substance reasonably acceptable to the Company, Graphjet and such director. The parties also agreed to take all action necessary, including causing the Company’s executive officers to resign, so that the individuals serving as the chief executive officer and chief financial officer, respectively, of the Company immediately after the Closing will be the same individuals as that of Graphjet immediately prior to the Closing.

During the Interim Period, the Company may, but is not required to, seek to enter into and consummate subscription agreements with investors relating to a private equity investment and/or backstop arrangements in connection with the Transactions (the “PIPE Investment”), and if so, Graphjet has agreed to cooperate in connection with such PIPE Investment and use its commercially reasonable efforts to cause such PIPE Investment to occur, including having Graphjet’s senior management participate in any investor meetings and roadshows as reasonably requested by the Company.

As part of the Energem Shareholder Approval Matters, the Company agreed, as promptly as practicable after the effective date of the S-4 Registration Statement, to solicit the approval of the Company shareholders to amend its Second Amended and Restated Memorandum and Articles of Association (the “Energem Charter Amendment”) to provide that (i) the name of the Company shall be changed to Graphjet Technology, and (ii) change certain provisions in the Second Amended and Restated Memorandum and Articles of Association related to its status as a blank check company, and to file the Energem Charter Amendment with the Registrar of the Cayman Islands.

The parties agreed that during the Interim Period, the Company shall adopt an equity incentive plan which will provide for awards for Energem Class A ordinary shares thereunder and within 30 days after the Closing, the Company shall file a registration statement on Form S-8 with respect to the Energem Class A ordinary shares issuable under the equity incentive plan.

Conditions to Each Party’s Obligation to Close

The obligations of the parties to complete the Closing are subject to various conditions, including the following mutual conditions of the parties unless waived:

●	receipt of Company shareholder approval;

●	expiration of any applicable waiting periods under any antitrust laws;

●	receipt of requisite consents from governmental authorities to consummate the Transactions, and receipt of specified requisite consents from other third parties to consummate the Transactions;

●	the absence of any law or order that would prohibit the consummation of the Transactions or other transactions contemplated by the Share Purchase Agreement;

●	upon the Closing, after giving effect to the completion of the Redemption, the Company shall have net tangible assets of at least $5,000,001;

●	the absence of any pending claim, demand, action, litigation complaint, or other proceeding by or before a governmental authority seeking to enjoin the consummation of the Share Purchase Agreement and the other Transactions;

●	the members of the Post-Closing Board shall have been elected or appointed as of the Closing;

●	the effectiveness of the S-4 Registration Statement;

●	the Company and Graphjet shall have both received confirmation from Nasdaq that Energem’s Class A ordinary shares and warrants shall be eligible for continued listing on the Nasdaq Global Market; and

●	Graphjet shall have obtained directors and officers insurance.

Unless waived by the Company, the obligations of the Company to consummate the Share Purchase Agreement are subject to the satisfaction of the following additional conditions, in addition to customary certificates and other closing deliverables:

●	the representations and warranties of Graphjet being true and correct as of the effective date of the Share Purchase Agreement and as of the Closing (subject to Material Adverse Effect);

●	Graphjet having performed in all material respects its obligations and complied in all material respects with its covenants and agreements under the Share Purchase Agreement required to be performed or complied with on or prior to the date of the Closing;

●	absence of any Material Adverse Effect with respect to Graphjet or a Selling Shareholder since the date of the Share Purchase Agreement which is continuing and uncured;

●	the Company having received a copy of the Graphjet’s charter certified by the Companies Commission of Malaysia in effect immediately prior to the Closing;

●	the Company having received Executive Employment Agreements executed by the Key Executives of Graphjet; and

●	the Company shall have received evidence reasonably acceptable to the Company that Graphjet shall have converted, terminated, extinguished and cancelled in full any outstanding convertible securities or commitments therefor.

Termination

The Share Purchase Agreement may be terminated under certain customary and limited circumstances at any time prior to the Closing, including, among others, (i) by the mutual written consent of the Company and Graphjet, if the Closing has not occurred by April 18, 2023, subject to extension if Energem secures one or more extensions of the deadline under its organizational documents and IPO prospectus to complete its initial business combination, (ii) by the Company or Graphjet if the Graphjet Business Combination is prohibited by a governmental authority, (iii) by the Company or Graphjet after an uncured breach by a party of the representations, warranties, covenants, or agreements contained in the Share Purchase Agreement, (iv) by the Company or Graphjet after a material adverse effect on Graphjet or the Company, or (v) by the Company if the Company’s shareholders do not approve the Graphjet Business Combination.

The foregoing description of the Share Purchase Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Share Purchase Agreement filed as Exhibit 2.1 to this Report and incorporated herein by reference. The Share Purchase Agreement provides investors with information regarding its terms and is not intended to provide any other factual information about the parties. In particular, the assertions embodied in the representations and warranties contained in the Share Purchase Agreement were made as of the execution date of the Share Purchase Agreement only and are qualified by information in confidential disclosure schedules provided by the parties in connection with the signing of the Share Purchase Agreement. These disclosure schedules contain information that modifies, qualifies, and creates exceptions to the representations and warranties set forth in the Share Purchase Agreement. Moreover, certain representations and warranties in the Share Purchase Agreement may have been used for the purpose of allocating risk between the parties rather than establishing matters of fact. Accordingly, you should not rely on the representations and warranties in the Share Purchase Agreement as characterizations of the actual statements of fact about the parties.

Lock-Up Provisions

The Share Purchase Agreement contains lock-up provisions that provide that each Selling Shareholder, severally and not jointly, agrees during the period commencing from the Closing and ending on the earlier of six months after the Closing and the date after the Closing on which the Company consummates a liquidation, merger, capital share exchange, reorganization, or other similar transaction with an unaffiliated third party that results in all of the Company’s shareholders having the right to exchange each Company ordinary share for cash, securities, or other property (the “Lock-Up Period”) to not:

i.	lend, offer, pledge, hypothecate, encumber, donate, assign, sell, contract to sell, sell any option or contract to purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase, or otherwise transfer or dispose of, directly or indirectly, any Energem Class A ordinary shares received by each Selling Shareholder in the transactions contemplated by the Share Purchase Agreement (all such securities, together with any securities paid as dividends or distributions with respect to such securities or into which such securities are exchanged or converted, the “Restricted Securities”);
ii.	enter any swap or other arrangement that transfers to another, in whole or in part, any of the economic consequences of ownership of the Restricted Securities; or
iii.	publicly disclose the intention to do any of the foregoing;

whether any such transaction described in clauses (i), (ii), or (iii) above is to be settled by delivery of Restricted Securities or other securities, in cash or otherwise (any of the foregoing described in clauses (i), (ii), or (iii), a “Prohibited Transfer”).

Governing Law

The Share Purchase Agreement is governed by, construed and enforced in accordance with the Laws of the State of Delaware without regard to the conflict of laws principles thereof. Subject to the Share Purchase Agreement, all actions arising out of or relating to the Share Purchase Agreement shall be heard and determined exclusively in the Chancery Court of the State of Delaware (or in any other court in the State of Delaware or any appellate court thereof)

Related Agreements

This section describes the material provisions of certain additional agreements entered or to be entered into pursuant to or in connection with the Share Purchase Agreement but does not purport to describe all of the terms thereof. The following summary is qualified in its entirety by reference to the complete text of each of the additional agreements, copies of each of which are attached as exhibits to this Report as part of Exhibit 2.1. Shareholders and other interested parties are urged to read such additional agreements in their entirety.

Registration Rights Agreement

At the Closing, the Company, the Sponsor, the Sponsor’s founders and the Selling Shareholders (the “Subject Parties”) will enter into a registration rights agreement (the “Registration Rights Agreement”), pursuant to which, among other things, the Company will be obligated to file a registration statement to register the resale of certain securities of the Company held by the Subject Parties and the existing Company registration rights agreement with the sponsor and founders will terminate. The Registration Rights Agreement will also provide the Subject Parties and the Sponsor with “piggy-back” registration rights, subject to certain requirements and customary conditions.

Equity Incentive Plan

Prior to the Closing, the Company will adopt an incentive equity plan (the “New Incentive Equity Plan”) that will provide for the grant of equity incentives of Energem Class A ordinary shares to the directors, officers, employees, consultants and advisors (and prospective directors, officers, employees, consultants and advisors) following the Closing. Within 30 days after the Closing, the Company will file a registration statement on Form S-8 with respect to the Class A ordinary shares issuable under the New Incentive Equity Plan, and the Company will use reasonable efforts to maintain the effectiveness of the registration statement and maintain the status of the prospectus contained therein for so long as awards granted pursuant to the New Incentive Equity Plan remain outstanding.

Key Executives Employment Agreements

Prior to the Closing of the transactions contemplated by the Share Purchase Agreement, each key executive of Graphjet (the “Key Executives”) shall have entered into an executive employment agreement with the Company (each, an “Employment Agreement”), each of which Employment Agreements will become effective as of the Closing. The Employment Agreements contain non-solicitation provisions.

S-4 Registration Statement

On December 7, 2022, the Company filed initially with the SEC the S-4 Registration Statement, which is to be delivered, once approved by the SEC and effective, to the Company’s shareholders in connection with a special meeting of the Company’s shareholders to be held to consider approval and adoption of (i) the Share Purchase Agreement and the Graphjet Business Combination; (ii) the issuance of Energem’s Class A ordinary shares in connection with the Graphjet Business Combination and any PIPE Investment; (iii) the second amended and restated memorandum and articles of association of the Company; (iv) the election of the members of the post-Closing Board whose terms will expire in 2023 and beyond; (v) the Company’s New Incentive Equity Plan; (vi) such other matters as the parties mutually determine to be necessary or appropriate in order to effect the Graphjet Business Combination (the approvals described in foregoing clauses (i) through (vi), collectively, the “Shareholder Approval Matters”), and (vii) the adjournment of the special meeting of the Company’s shareholders, if necessary, to permit further solicitation and vote of proxies in the reasonable determination of the Company.

Stock Exchange Listing

The Company will use its reasonable best efforts to cause the Energem Class A ordinary shares issued in connection with the Share Purchase Agreement to be approved for listing on the Nasdaq Global Market at Closing. During the period from the date hereof until the Closing, the Company will use commercially reasonable efforts to maintain the listing of its units, Class A ordinary shares, and warrants for trading on the Nasdaq Global Market.

Extension Amendment

As previously announced on Form 8-K filed with the SEC on November 18, 2022, on November 16, 2022, at 9:00 a.m. ET, the Company held an extraordinary general meeting of its shareholders pursuant to due notice (the “Extraordinary General Meeting”). Company shareholders entitled to vote at the Extraordinary General Meeting cast their votes and approved an amendment to the Trust Agreement (the “Trust Amendment Proposal”), pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 18, 2022 to August 18, 2023 provided the Company deposits $0.045 per Energem public Class A ordinary share per month extended.

Shareholders of the Company also approved the Second Amended and Restated Memorandum and Articles of Association at the Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of Energem’s Class A ordinary shares included as part of the units sold its IPO from November 18, 2022 (the “Termination Date”) by up to nine (9) one-month extensions to August 18, 2023 (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 9,604,519 shares of Energem’s Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.26 per share, for an aggregate of approximately $98,538,999.03. Following the payment of the redemptions, the Trust Account had a balance of approximately $19,446,970.75.

Our Business

We have specifically formed a preeminent management team and board of directors with significant experience to source, evaluate and execute a merger with a company that would benefit from access to the public markets and the skills of our management team. We believe that the principal technologies and sectors with massive potential include: zero emission technologies in the in the renewable energy space. Applications will only be limited by imagination. From a geographic standpoint, our target sectors are globally integrated, and we target to capture opportunities high growth markets such as North America and Asia Pacific.

Our team is composed of seasoned industry leaders and experienced capital investors, and it has a robust network in our target industries and significant experience in the sourcing, due diligence, acquisition and execution of strategic investments. Further, our team has a global, demonstrated track-record of executing investments and managing follow-on growth in our target industries, with transaction sizes ranging from the hundreds of millions to multiple billions.

We intend to partner with the management and owners of one or more high-quality companies seeking an alternative to a traditional initial public offering (“IPO”). We will use our management team’s significant venture capital and private equity experience in sourcing transactions and due diligence to identify and negotiate a combination with an enduring business. The traditional IPO process entails significant preparation, commitment of time and resources and entails meaningful uncertainty. As a result, management and owners are searching for viable public market alternatives. We believe that the combined experience of our management, members of our Board and our advisors, represents a compelling alternative combined with the potential for long-term value creation.

We see an increased focus on sustainability and impact during the countdown to achieve the UN Sustainable Development Goals (“UN SDGs”) by 2030. This focus is driving numerous attractive and high-growth commercial opportunities that can contribute to the solution of complex global challenges such as zero emissions, industrial innovation, reduction of waste, and combating climate change. Indeed, environmental, social and governance (“ESG”) investing continues to grow in significance with both institutional and retail investors, and its alignment with consumer behavior continues to grow as well.

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

We have employed a pro-active acquisition strategy focused on identifying potential business combination targets, as seen with the Graphjet Business Combination. We believe strongly in our management team’s ability to add value from both an operating and a financing perspective which has been a key driver of past performance and we believe will continue to be central to its differentiated acquisition strategy.

Our Business Strategy

Our investment strategy seeks to promote responsible and purposeful business standards, and focuses on the following three types of companies:

●	Businesses that contribute scalable solutions in the renewable energy space, which have positive fundamental growth drivers that deliver attractive financial returns and measurable impact when considering ESG factors;

●	Best-in-class businesses that benefit all stakeholders, where we can leverage our impact management expertise to maximize the companies’ positive impacts, build a stronger brand and value proposition, and drive financial return; and

●	Businesses which do not currently have best-in-class impact management practices but where there is an opportunity to re-orient and transform currently negative aspects of business operations to generate positive outcomes; and in doing so, build a more sustainable and resilient business model with a more attractive, less risky and more future-proofed financial return.

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

Our business strategies will be to identify, acquire and, after our initial business combination, build a company in the energy value chain with an immediate plan to focus on South East Asia and the Asia Pacific Regions (outside of China and Hong Kong), specifically in the oil and gas and other potential renewable energy business as well as other adjacent services, industrials, and technologies, and remaining opportunities across the energy value chain, including select opportunities within the traditional power generation and energy production.

We believe that the way businesses and consumers operate, make decisions, and spend has forever been changed because of the pandemic. We believe further that our relationships with a large pool of quality initial business combination targets looking for an opportunity to create liquidity for current investors and currency to acquire other companies. This provides numerous opportunities, and we would be well positioned given the difficulty in bridging technology and/or capital opportunities between the east and west. Further, we believe that the management team and board member’s extensive background, careers, reputations, and relationships in cross border business experience gives us the insight and position to identify the ideal targets for a business combination that creates long-term opportunity and value growth and to complete the business combination.

Acquisition Criteria

Consistent with our business strategy, we have identified the following general criteria and guidelines that we believe are important in evaluating prospective targets, such as Graphjet, for our initial business combination. We will use these criteria and guidelines in evaluating acquisition opportunities, but we may decide to enter our initial business combination with a target that does not meet these criteria and guidelines. We intend to acquire target businesses that we believe:

●	are fundamentally sound but that we believe can improve results by leveraging the transactional, financial, managerial and investment experience of our management team;

●	have high-quality and strategically located assets;

●	have a de-risked asset base with meaningful free cash flow;

●	can utilize the extensive networks and insights that our management team and have built in the energy value chain;

●	are at an inflection point, such as requiring additional management expertise, are able to innovate through new operational techniques, or where we believe we can drive improved financial performance;

●	exhibit unrecognized value or other characteristics, desirable returns on capital, and a need for capital to achieve the company’s growth strategy, that we believe have been misevaluated by the marketplace based on our analysis and due diligence review;

●	have an attractive valuation at entry and conservative balance sheet to create resiliency across the commodity cycle;

●	will offer an attractive risk-adjusted return for our shareholders.

●	synergistic /strategic partnership with existing owner;

●	clean slate with no or minimum legacy issues;

●	offer growth potential & knock-on opportunities; and

●	strong focus on environmental, social and corporate governance (“ESG”) and sustainability.

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

Our Acquisition Process

In evaluating a potential target business, we expect to conduct a comprehensive due diligence review to determine a target company’s quality and its intrinsic value. That due diligence review will encompass, among other things, financial statement analysis, detailed document reviews, technology diligence, multiple meetings with incumbent management and employees, inspection of facilities, consultations with relevant industry and academic experts, competitors, customers, and suppliers, as well as a review of operational, legal, and additional information that we will seek to obtain as part of our analysis of a target company. We will also utilize our operational and capital planning experience.

We expect to place significant emphasis on a business combination target’s technology and intellectual property as part of our acquisition evaluation process, consistent with the investment approach of our management team. This due diligence may include the engagement of multiple technical experts across both industry and academia to review the technology, participation in joint due diligence meetings with these technical experts and management, as well as detailed intellectual property due diligence, to determine the nature and quality of a company’s technology innovation.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a company that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from an independent investment banking firm which is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view.

Members of our management team, including our officers and directors, directly or indirectly own founder shares and may own rights following this offering and, accordingly, may have a conflict of interest in determining whether a particular target company is an appropriate business with which to effectuate our initial business combination. Further, each of our officers and directors, as well as our management team, may have a conflict of interest with respect to evaluating a particular business combination, including if the retention or resignation of any such officers, directors, and management team members was included by a target business as a condition to any agreement with respect to such business combination. We have not selected any specific business combination target and we have not, nor has anyone on our behalf, initiated any substantive discussions, directly or indirectly, with any business combination target.

Each of our directors and officers presently has and any of them in the future may have additional, fiduciary or contractual obligations to other entities pursuant to which such officer or director is or will be required to present a business combination opportunity. Accordingly, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. We do not believe, however, that the fiduciary duties or contractual obligations of our officers or directors will materially affect our ability to complete our initial business combination.

Status as a Public Company

We believe our structure makes us an attractive business combination partner to target businesses, such as Graphjet. As an existing public company, we offer a target business an alternative to the traditional initial public offering through a merger or other business combination. In this situation, the owners of the target business would exchange their shares or other equity interests in the target business for our shares or for a combination of our shares and cash, allowing us to tailor the consideration to the specific needs of the sellers. See “The Share Purchase Agreement” above for more information regarding such exchange in the Share Purchase Agreement. Although there are various costs and obligations associated with being a public company, we believe target businesses will find this method a more certain and cost-effective method to becoming a public company than the typical initial public offering. In a typical initial public offering, there are additional expenses incurred in marketing, road show and public reporting efforts that may not be present to the same extent in connection with a business combination with us.

Furthermore, once a proposed business combination is completed, such as the Graphjet Business Combination, the target business will have effectively become public, whereas an initial public offering is always subject to the underwriters’ ability to complete the offering, as well as general market conditions, which could delay or prevent the offering from occurring or could have negative valuation consequences. Once public, we believe the target business would then have greater access to capital and an additional means of providing management incentives consistent with shareholders’ interests. It can offer further benefits by augmenting a company’s profile among potential new customers and vendors and aid in attracting talented employees.

Financial Position

With funds available for an initial business combination presently in the amount of approximately $20,011,014.13 (as of March 23, 2023), we offer a target business, such as Graphjet, a variety of options to facilitate a business combination and fund future expansion and growth of its business. Because we are able to consummate a business combination using the cash proceeds from our initial public offering, our share capital, debt or a combination of the foregoing, we have the flexibility to use an efficient structure allowing us to tailor the consideration to be paid to the target business to address the needs of the parties. However, if a business combination requires us to use substantially all of our cash to pay for the purchase price, we may need to arrange third party financing to help fund our business combination. Accordingly, our flexibility in structuring a business combination may be subject to these constraints.

Effecting our Initial Business Combination

We are not presently engaged in, and we will not engage in, any operations other than the pursuit of our initial business combination, for an indefinite period. We intend to complete our initial business combination using cash from the proceeds of our initial public offering and the private placement of the private placement units, our share capital debt or a combination of these as the consideration to be paid in our initial business combination. We may seek to complete our initial business combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations.

If our initial business combination is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our business combination or used for redemptions of our public shares, we may apply the balance of the cash released to us from the trust account for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial business combination, to fund the purchase of other assets, companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial business combination (which may include a specified future issuance), and we may complete our initial business combination using the proceeds of such offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There are no prohibitions on our ability to raise funds privately, including pursuant to any specified future issuance, or through loans in connection with our initial business combination.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination.

Sources of Target Businesses

We receive proprietary transaction opportunities as a result of the business relationships, direct outreach, and deal sourcing activities from the network built up by our management team and by the members of our Board. Target business candidates, such as Graphjet, have been brought to our attention from various unaffiliated sources, including investment banking firms, consultants, accounting firms, private equity groups, large business enterprises, and other market participants. These sources introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read the prospectus of our initial public offering and know what types of businesses we are targeting. Some of our officers and directors may enter into employment or consulting agreements with the post-transaction company following our initial business combination. The presence or absence of any such fees or arrangements will not be used as a criterion in our selection process of an acquisition candidate. In no event will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the completion of our initial business combination (regardless of the type of transaction that it is).

We are not prohibited from pursuing an initial business combination with a business that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with a business that is affiliated with our sponsor, officers or directors, we, or a committee of independent directors, will obtain an opinion from either an independent investment banking firm that is a member of FINRA or an independent accounting firm that our initial business combination is fair to our company from a financial point of view. Furthermore, if we seek such a business combination, we expect that the independent members of our board of directors would be involved in the process for considering and approving the transaction.

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

Lack of Business Diversification

For an indefinite period after the completion of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By completing our initial business combination with only a single entity, our lack of diversification may:

●	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the industry in which we operate after our initial business combination; and

●	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited Ability to Evaluate the Target’s Management Team

Although we closely scrutinize the management of a prospective target business, including the Graphjet management team, when evaluating the desirability of effecting our business combination with that business and plan to continue to do so if the Graphjet Business Combination is not consummated and we seek other business combination opportunities, our assessment of the target business’ management may not prove to be correct. In addition, the future management may not have the necessary skills, qualifications, or abilities to manage a public company. Furthermore, the future role of members of our management team or of our board, if any, in the target business cannot presently be stated with any certainty. While it is possible that one or more of our directors will remain associated in some capacity with us following our business combination, including the Graphjet Business Combination, it is presently unknown if any of them will devote their full efforts to our affairs after our business combination. Moreover, we cannot assure you that members of our management team will have significant experience or knowledge relating to the operations of the target business. The determination as to whether any members of our board of directors will remain with the combined company will be made at the time of our initial business combination.

Following a business combination, to the extent that we deem it necessary, we may seek to recruit additional managers to supplement the incumbent management team of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Evaluation of a Target Business and Structuring of our Initial Business Combination

Nasdaq rules require that we consummate an initial business combination with one or more operating businesses or assets with a fair market value equal to at least 80% of the net assets held in the trust account (net of amounts disbursed to management for working capital purposes, if permitted, and excluding the amount of any deferred underwriting commissions). The fair market value of our initial business combination will be determined by our board of directors based upon one or more standards generally accepted by the financial community, such as discounted cash flow valuation, a valuation based on trading multiples of comparable public businesses, or a valuation based on the financial metrics of M&A transactions of comparable businesses.

In evaluating a prospective target business, such as Graphjet, we have conducted and will continue conduct an extensive due diligence review which encompasses, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review is conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

The Energem Board retained Baker Tilly (Malaysia) to opine on the fairness of the proposed acquisition of 100% of the equity interests in Graphjet for the Transaction Consideration of US$1.38 billion. Baker Tilly concluded that the fair market value of the entire equity interest in Graphjet ranges from USD $2.20 billion to USD $2.65 billion using the Relative Valuation Approach (“RVA”) methodology followed by the application of a fifty percent (50%) Start-Up Discount to Graphjet’s valuation. The Relative Valuation Approach uses a “relative valuation model,” which is a business valuation method that compares a company’s value to that of its competitors or industry peers to assess the company’s financial worth. The Energem Board relied on the Baker Tilly fairness opinion regarding the fairness of the Transaction Consideration to acquire Graphjet.

Shareholders May Not Have the Ability to Approve our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum and articles of association. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

Type of Transaction	Whether Share Approval is Required
Purchase of assets	No
Purchase of shares of target not involving a merger with the company	No
Merger of target into a subsidiary of the company	No
Merger of the company with a target	Yes

Under Nasdaq’s listing rules, shareholder approval would be required for our initial business combination if, for example:

●	we issue ordinary shares that will be equal to or in excess of 20% of the number of our ordinary shares then outstanding (other than in a public offering);

●	any of our directors, officers or substantial shareholders (as defined by the Nasdaq rules) has a 5% or greater interest (or such persons collectively have a 10% or greater interest), directly or indirectly, in the target business or assets to be acquired or otherwise and the present or potential issuance of ordinary shares could result in an increase in outstanding ordinary shares or voting power of 5% or more; or

●	the issuance or potential issuance of ordinary shares will result in our undergoing a change of control.

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

Ability to Extend Time to Complete Business Combination

The shareholders of the Company approved the Company’s Second Amended and Restated Memorandum and Articles of Association at the November 16, 2022 Extraordinary General Meeting, changing the structure and cost of the Company’s right to extend the Termination Date by which the Company must (i) consummate a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination involving the Company and one or more businesses, which we refer to as a “business combination,” (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s common shares included as part of the units sold in the Company’s initial public offering that closed on November 18, 2021, which was November 18, 2022 but was amended to extend the Termination Date by up to nine (9) one-month extensions to August 18, 2023 provided that (i) the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.045 per share for each month until August 18, 2023, and (ii) compliance with the procedures relating to any such extension, as set forth in the Trust Agreement.

Permitted Purchases of Our Securities

If we seek shareholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our sponsor, directors, officers or their affiliates may purchase shares in privately negotiated transactions or in the open market either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such shareholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. If our sponsor, directors, officers or their affiliates purchase shares in privately negotiated transactions from public shareholders who have already elected to exercise their redemption rights, such selling shareholders would be required to revoke their prior elections to redeem their shares. Although very unlikely, our initial shareholders, officers, directors and their affiliates could purchase sufficient shares so that the initial business combination may be approved without the majority vote of public shares held by non-affiliates. It is intended that purchases will comply with Rule 10b-18 under the Exchange Act, which provides a safe harbor for purchases made under certain conditions, including with respect to timing, pricing and volume of purchases.

The purpose of such purchases would be to (1) increase the likelihood of obtaining shareholder approval of the business combination or (2) to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

As a consequence of any such purchases, the public “float” of our public shares of Common Shares may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to maintain the listing or trading of our securities on a national securities exchange following consummation of a business combination.

Redemption Rights for Public Shareholders upon Consummation of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion their shares upon the consummation of our initial business combination, such as the Graphjet Business Combination, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. Our initial shareholders have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite period. However, if our initial shareholders or any of our officers, directors or affiliates acquires public shares in or after our initial public offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required period.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial business combination either (i) in connection with a shareholder meeting called to approve the initial business combination or (ii) by means of a tender offer. We intend to hold a shareholder vote in connection with our business combination. In such case, we will:

●	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

●	file proxy materials with the SEC.

If we seek shareholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public shareholders with the redemption rights described above upon completion of the initial business combination. If we submit our initial business combination to our public shareholders for a vote, we will complete our initial business combination only if a majority of the outstanding shares of ordinary shares present and entitled to vote at the meeting to approve the initial business combination are voted in favor of the initial business combination. A quorum for such meeting will consist of the holders present in person or by proxy of shares of outstanding ordinary shares of the company representing a majority of the voting power of all outstanding shares of ordinary shares of the company entitled to vote at such meeting. Our sponsor, officers, directors, and director nominees will count towards this quorum. Our sponsor, officers, directors, and director nominees have agreed to vote their founder shares and any public shares purchased during or after this offering in favor of our initial business combination. These quorum and voting thresholds, and the voting agreements of our sponsor, officers, directors, and director nominees may make it more likely that we will consummate our initial business combination.

Each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against, or abstain from voting on, the proposed transaction or abstain from voting. Additionally, each public shareholder may elect to redeem its public shares irrespective of whether they vote for or against the proposed transaction or abstained from voting. Public shareholders will not be offered the opportunity to vote on or redeem their shares in connection with any extension of the period to complete our initial business combination.

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

Our second amended and restated memorandum and articles of association will provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). Redemptions of our public shares may also be subject to a higher net tangible asset test or cash requirement pursuant to an agreement relating to our initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares of our Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the initial business combination or redeem any shares, and all shares of our Class A ordinary shares submitted for redemption will be returned to the holders thereof.

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

Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights

Public shareholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” will be required to either tender their certificates (if any) to our transfer agent prior to the date set forth in the proxy solicitation or tender offer materials, as applicable, mailed to such holders, or to deliver their shares to the transfer agent electronically using The Depository Trust Company’s DWAC (Deposit/ Withdrawal At Custodian) System, at the holder’s option, in each case up to two business days prior to the initially scheduled vote to approve the initial business combination. The proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate the applicable delivery requirements, which will include the requirement that a beneficial holder must identify itself to validly redeem its shares. Accordingly, a public shareholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the initial vote on the initial business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short period in which to exercise redemption rights, it is advisable for shareholders to use electronic delivery of their public shares.

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

The foregoing is different from the procedures used by many blank check companies. To perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the initial business combination was approved, the Company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the initial business combination during which he or she could monitor the price of the Company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before delivering his or her shares to the Company for cancellation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the initial business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the initial business combination is approved.

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

Redemption of Public Shares and Liquidation if no Initial Business Combination

Our Second Amended and Restated Memorandum and Articles of Association provide that we have up to nine (9) one-month Extensions to August 18, 2023, provided that the Sponsor (or its affiliates or permitted designees) will deposit into the Trust Account an additional $0.045 per share for each month, or as extended by the Company’s shareholders in accordance with our Second Amended and Restated Memorandum and Articles of Association. If we are unable to complete our business combination by August 18, 2023 (or as otherwise extended), we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account including interest earned on the funds held in the trust account and not previously released to us to pay our taxes (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, dissolve and liquidate, subject in each case to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our business combination by August 18, 2023, in accordance with our second amended and restated memorandum and articles of association.

Our sponsor, directors and each member of our management have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we do not complete an initial business combination within the period to consummate the initial business combination including with respect to any shares obtained through the placement units. However, if our sponsor, directors or members of our management team acquire public shares, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we do not complete an initial business combination within the period to consummate the initial business combination.

Our sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to allow redemption in connection with our initial business combination or to redeem 100% of our public shares if we do not complete an initial business combination within the period to consummate the initial business combination, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, if any divided by the number of the then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.

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

Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third-party consultant whose expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver.

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

If an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims. However, we have not asked our sponsor to reserve for such indemnification obligations, nor have we independently verified whether our sponsor has sufficient funds to satisfy their indemnity obligations and we believe that our sponsor’s only assets are securities of our company. Therefore, we cannot assure you that our sponsor would be able to satisfy those obligations. None of our officers or directors will indemnify us for claims by third parties including, without limitation, claims by vendors and prospective target businesses.

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

If we liquidate, and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.

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

Because we will not be complying with Section 280, Section 281(b) of the Companies Act requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent ten years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors (such as lawyers, investment bankers, etc.) or prospective target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. As a result of this obligation, the claims that could be made against us are significantly limited and the likelihood that any claim that would result in any liability extending to the trust account is remote. Further, our sponsor may be liable only to the extent necessary to ensure that the amounts in the trust account are not reduced below (i) $10.15 per public share or (ii) such lesser amount per public share held in the trust account as of the date of the liquidation of the trust account, due to reductions in value of the trust assets, in each case net of the amount of interest withdrawn to pay taxes and will not be liable as to any claims under our indemnity of the underwriters of this offering against certain liabilities, including liabilities under the Securities Act. If an executed waiver is deemed to be unenforceable against a third party, our sponsor will not be responsible to the extent of any liability for such third-party claims.

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

Competition

In identifying, evaluating and selecting a target business for our initial business combination, such as Graphjet, we may continue to encounter competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, public companies and operating businesses seeking strategic business combinations. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than we do. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the initial business combination of a target business. Furthermore, our obligation to pay cash in connection with our public shareholders who exercise their redemption rights may reduce the resources available to us for our initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating an initial business combination.

Employees

We currently have three executive officers. These individuals are not obligated to devote any specific number of hours to our matters, but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any period will vary based on whether a target business has been selected for our initial business combination and the stage of the initial business combination process we are in. We do not intend to have any full-time employees prior to the completion of our initial business combination.

Periodic Reporting and Financial Information

We have registered our Class A ordinary shares and warrants under the Exchange Act and have reporting obligations, including the requirement that we file annual, quarterly and current reports with the SEC. In accordance with the requirements of the Exchange Act, our annual reports will contain financial statements audited and reported on by our independent registered public accounting firm.

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

We are required to evaluate our internal control procedures for the fiscal year ending December 31, 2022, as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large-accelerated filer or an accelerated filer, and no longer qualify as an emerging growth company, will we be required to have our internal control procedures audited. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

We have filed a Registration Statement on Form 8-A with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or after the consummation of our initial business combination.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our IPO, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our Class A ordinary shares that is held by non-affiliates equals or exceeds $700.0 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to include risk factors in this Report. However, below is a partial list of material risks, uncertainties and other factors that could have a material effect on the Company and its operations:

●	early-stage company without an operating history;

●	lack of opportunity to vote on our proposed business combination;

●	lack of protections afforded to investors of blank check companies;

●	issuance of equity and/or debt securities to complete a business combination;

●	lack of working capital;

●	third-party claims reducing the per-share redemption price;

●	negative interest rate for securities in which we invest the funds held in the trust account;

●	our shareholders being held liable for claims by third parties against us;

●	failure to enforce our sponsor’s indemnification obligations;

●	the ability of warrant holders to obtain a favorable judicial forum for disputes with our company;

●	dependence on key personnel;

●	conflicts of interest of our sponsor, officers and directors and the representative;

●	the delisting of our securities by Nasdaq;

●	dependence on a single target business with a limited number of products or services;

●	shares being redeemed and warrants and rights becoming worthless;

●	our competitors with advantages over us in seeking business combinations;

●	ability to obtain additional financing;

●	our initial shareholders controlling a substantial interest in us;

●	warrants’ and founder shares’ adverse effect on the market price of our ordinary shares;

●	disadvantageous timing for redeeming warrants;

●	registration rights’ adverse effect on the market price of our ordinary shares;

●	impact of COVID-19 and related risks;

●	business combination with a company located in a foreign jurisdiction;

●	changes in laws or regulations; tax consequences to business combinations; and

●	exclusive forum provisions in our amended and restated memorandum and articles of association.

For the complete list of risks relating to our operations, see the sections titled “Risk Factors” contained in our (i) S-1 Registration Statement, (ii) our S-4 Registration Statement; (iii) our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as filed with the SEC on March 31, 2022, (iv) our Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, as filed with the SEC on May 15, 2022, (v) our Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, as filed with the SEC on August 15, 2022, and (vi) our Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, as filed with the SEC on November 15, 2022.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 2. Properties

Our executive offices are located at Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South, Wilayah Persekutuan Kuala Lumpur, Malaysia 59200, and our telephone number is + (60) 3270 47622. The cost for our use of this space is included in the $10,000 per month fee we pay to an affiliate of our sponsor for office space, administrative and shared personnel support services. We consider our current office space adequate for our current operations.

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

On March 30, 2023, there were two holders of record of our units, one holder of record of our Class A ordinary shares and one holder of record of our warrants.

(c)	Dividends

We have not paid any cash dividends on our ordinary shares to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition after completion of our initial business combination. The payment of any cash dividends after our initial business combination will be within the discretion of our board of directors at such time. In addition, our board of directors is not currently contemplating and does not anticipate declaring any share dividends in the foreseeable future. Further, if we incur any indebtedness in connection with our initial business combination, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d)	Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e)	Recent Sales of Unregistered Securities

Unregistered Sales of Equity Securities

On November 18, 2021, simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 475,575 placement units to the Sponsor, at a price of $10.00 per placement unit, generating total gross proceeds of $4,755,750. On the same day, with the exercise of the overallotment, the Company consummated the private placement of an additional 52,500 placement units to the Sponsor, generating gross proceeds of $525,000. No underwriting discounts or commissions were paid with respect to such sale. The issuance of the placement units was made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

The placement warrants included in the placement units are identical to the warrants sold as part of the units in the IPO except that, so long as they are held by our Sponsor or its permitted transferees, (i) they will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis, and (iv) will be entitled to registration rights.

(f)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

(g)	Use of Proceeds from the Initial Public Offering

On November 16, 2021, the Company consummated its IPO of 10,000,000 units consisting of one Class A ordinary share and one redeemable warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share at $10.00 per unit, generating gross proceeds of $100,000,000, and incurring offering costs of $8,304,871, of which $4,025,000 was for deferred underwriting commissions. The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 units at the IPO price to cover over-allotments.

On November 18, 2021, the underwriters purchased an additional 1,500,000 units pursuant to the exercise of the over-allotment option. The units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to the Company of $15,000,000.

The securities sold in the IPO were registered under the Securities Act on the Company’s S-1 Registration Statement, which the SEC declared effective on November 15, 2021.

Of the gross proceeds received from the IPO and the placement units, $116,725,000 was placed in a Trust Account at the closing on November 18, 2021. We paid a total of $2,300,000 in underwriting discounts and commissions and $413,148 for other costs and expenses related to the IPO. In addition, the underwriters agreed to defer $4,025,000 in underwriting discounts and commission.

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

Cautionary Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Report, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward-looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on August 6, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the IPO and the Private Placement, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, stock and debt.

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

Special Purchase Agreement

On August 1, 2022, the Company, entered into the Share Purchase Agreement with Graphjet, the Purchaser Representative, the Selling Shareholders and the Shareholder Representative. Pursuant to the Share Purchase Agreement, subject to the terms and conditions therein, the Company will purchase 100% of the issued and outstanding shares of Graphjet for the Consideration Shares such that Graphjet will become a wholly-owned subsidiary of the Company. The Share Purchase Agreement contains customary representations, warranties and covenants by the parties thereto and the Closing is subject to certain conditions as further described in the Share Purchase Agreement.

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

Each Selling Shareholder shall receive a number of Energem Class A ordinary shares equal to the aggregate Consideration Shares divided by the number of Graphjet Shares outstanding immediately prior to the Closing, multiplied by the number of Graphjet Shares held by such Selling Shareholder. The total consideration payable to the Selling Shareholders in accordance with the Share Purchase Agreement is also referred to herein as the Transaction Consideration.

The Extraordinary General Meeting

As previously reported on Form 8-K, on November 16, 2022, the Company held an annual meeting via an Extraordinary General Meeting at which the shareholders cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 18, 2022 to August 18, 2023.

At the Extraordinary General Meeting, the shareholders of the Company approved the Second Amended and Restated Memorandum and Articles of Association of the Company giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from November 18, 2022 by up to nine (9) one-month extensions to August 18, 2023.

In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares, giving effect to the redemptions disclosed above, or approximately $85,297 for the remaining 1,895,481 Class A ordinary shares to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date on November 17, 2022 in advance of the November 18, 2022 due date.

In connection with the second monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on December 15, 2022, in advance of the December 17, 2022 due date for the second monthly extension of the Termination Date.

In connection with the third monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on January 13, 2022, in advance of the January 18, 2022 due date.

In connection with the fourth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on February 10, 2023, in advance of the February 18, 2023 due date.

In connection with the fifth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on March 10, 2023, in advance of the March 18, 2023 due date to extend the period to consummate the period to complete a business combination to April 18, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2022, were organizational activities, those necessary to prepare for the IPO identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2022, we had a net income of $53,884, which consists of formation and operating costs $1,294,712 and interest earned on marketable securities hold in the trust account of $1,348,596. For the period from August 6, 2021, to December 31, 2021, we had a net loss of $307,949 which consist of formation and operating costs of $309,298 and interest earned on marketable securities hold in the trust account of $1,349.

Liquidity and Capital Resources

On November 16, 2021, the Company consummated its IPO of 10,000,000 units (the “units” consisting of one Class A ordinary share and one redeemable warrant entitling the holder to purchase one Class A ordinary share at $11.50 per share), at $10.00 per unit, generating gross proceeds of $100,000,000, and incurring offering costs of $6,738,148, of which $4,025,000 was for deferred underwriting commissions (see Note 6). The Company granted the underwriter a 45-day option to purchase up to an additional 1,500,000 units at the IPO price to cover over-allotments. Simultaneously with the consummation of the closing of the IPO, the Company consummated the private placement of an aggregate of 475,575 units to the Sponsor, at a price of $10.00 per placement unit, generating total gross proceeds of $4,755,750 (see Note 4).

On November 18, 2021, the underwriters purchased an additional 1,500,000 units pursuant to the exercise of the over-allotment option. The units were sold at an offering price of $10.00 per unit, generating additional gross proceeds to the Company of $15,000,000. Also, in connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 52,500 placement units at a purchase price of $10.00 per unit.

As of December 31, 2022, we had available to us $47,789 of cash on our balance sheet and a working capital deficit of $723,893. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

The Company’s Sponsor, officers and directors may, but are not obligated to, loan the Company funds from time to time or at any time, in whatever amount they deem reasonable in their sole discretion, to meet the Company’s working capital needs. Accordingly, the Company may not be able to obtain additional financing if needed. If the Company is unable to raise additional capital, it may be required to take additional measures to conserve liquidity, which could include, but not necessarily be limited to, curtailing operations, suspending the pursuit of a potential transaction, and reducing overhead expenses.

On August 6, 2021, Energem LLC, our sponsor, agreed to loan us up to an aggregate amount of up to $300,000 to cover expenses related to our IPO of our units. As of December 31, 2022, a total of $88,542 is outstanding under the promissory note.

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

The underwriter is entitled to deferred commissions of $4,025,000 from the Units sold in the Initial Public Offering. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Following the consummation of our IPO, the net proceeds of our IPO, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we do not believe that there will be an associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

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

Management’s Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2022, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

Management intends to implement remediation steps to improve our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping. We plan to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

In connection with the sixth extension of the Company’s termination date, the Company intends to deposit $85,297 for 1,895,481 Class A ordinary shares (plus any applicable interest) into the trust account during the week of April 10, 2023. The Company caused $0.045 per share for each public Class A ordinary share outstanding after giving effect to the redemptions disclosed above, or approximately $85,297, in the Trust Account in connection with the first, second, third, fourth and fifth extension of the Company’s termination date, from November 18, 2022 to December 18, 2022, from December 18, 2022 to January 18, 2023, from January 18, 2023 to February 18, 2023, from February 13, 2023 to March 13, 2023, and from March 13, 2023 to April 13, 2023, respectively.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

As of the date of this Report, our founder, officers and directors are as follows:

Name	Age	Position
Swee Guan Hoo	40	Chief Executive Officer and Director
Kok Seong Wong	38	Chairman of the Board, Independent Director
Cu Seng Kiu	32	Chief Financial Officer
Doris Wong Sing Ee	39	Executive Director
Kwang Fock Chong	42	Independent Director

Our management team is led by Swee Guan Hoo, our Chief Executive Officer, Kok Seong Wong, our Chairman of the Board, Cu Seng Kiu, our Chief Financial Officer and Doris Wong Sing Ee, our Executive Director.

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

Cu Seng Kiu brings significant accounting and audit experience involving publicly listed companies during his years working with accounting standards. Since March 2021, Mr. Kiu has served as Group Accountant for BCM Alliance Bhd, Sanichi Technology Bhd and Trive Property Group Bhd. His responsibility is on group consolidation issues. From June 2019 to February 2021, Mr. Kiu served as Manager in SBY & Partners PLT (formerly known as Siew Boon Yeong & Associates) an established professional accounting organization providing a comprehensive range of services ranging from audit and assurance, taxation and accounting where he specialized in auditing matters. From June 2017 to February 2019, Mr. Kiu served as a Senior Auditor with Siew Boon Yeong & Associates. Prior to that, from December 2016 to June 2017, Mr. Kiu served as a semi-senior auditor at the corporate compliance firm, Z. AMIN and he started his career in 2013 until December 2016 with YTS & Associate. Mr. Kiu graduated from Infrastructure University Kuala Lumpur in the year 2013 with a bachelors degree (Honors) in accounting and from Kuala Lumpur Infrastructure University College with a Diploma in Accounting in 2009.

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

Ms. Wong served as General Manager from 2015 to 2016 in Dai-Ichi Kikaku Sdn Bhd where she was overseeing and handling business development, client strategy and direction, creative, production, media planning, procurement and research. From 2012 to 2015, Ms. Wong served as Strategic Business Consultant of JLPW Law Firm where she handled mergers and acquisition and joint venture deals internationally for various industries. From 2002 to 2012, Ms. Wong started her career as a Managing Director of Niagamatic Sdn Bhd, where she controlled all business operations to give strategic guidance and directions to the board and staff to ensure the company achieved its financial vison, mission and long-term goals. Ms. Wong graduated from Multimedia University with a Bachelor of Science (with Honors) in Creative Multimedia majoring in Media Innovation in 2003. She obtained her masters degree in Corporate Governance and a Graduate Certificate in Accounting from HELP University in 2016.

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

Number and Terms of Office of Officers and Directors

The Energem Board consists of four members. Prior to our initial business combination, holders of Energem’s Founder Shares have the right to appoint all of our directors and remove members of the board of directors for any reason, and holders of Energem’s Public Shares and private placement shares do not have the right to vote on the appointment of directors during such time. These provisions of our Energem M&A may only be amended by a Special Resolution passed by the holders of at least 90% of the issued and outstanding Energem Class B Ordinary Shares. Subject to any other special rights applicable to the shareholders, any vacancies on the Energem Board may be filled by the affirmative vote of a majority of the directors present and voting at the Extraordinary General Meeting of the Energem Board or by an Ordinary Resolution of the holders of Energem Ordinary Shares (or, prior to Energem’s initial business combination, an Ordinary Resolution of the holders of Founder Shares).

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to nominate persons to the offices set forth in our second amended and restated memorandum and articles of association as it deems appropriate. Our second amended and restated memorandum and articles of association will provide that our officers may consist of one or more chairman of the board of directors, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Director Independence

The Nasdaq listing rules require that a majority of the Energem Board be independent within one year of Energem’s initial public offering. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship with the company, which, in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. The Energem Board has determined that Kok Seong Wong, Doris Wong Sing Ee, and Kwang Fock Chong are independent directors under applicable SEC and Nasdaq rules. Energem expects a majority of the Combined Entity’s board of directors to be comprised of independent directors to comply with the majority independent board requirement in Rule 5605(b) of the Nasdaq listing rules.

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

Audit Committee

We have established an audit committee of the board of directors. Kok Seong Wong and Kwang Fock Chong serve as members of our audit committee. Our board of directors has determined that each of Kok Seong Wong and Kwang Fock Chong meet the independent director standard under Nasdaq listing standards and under Rule 10-A-3(b)(1) of the Exchange Act. Kwang Fock Chong serves as the chairman of the audit committee. Each member of the audit committee is financially literate and our board of directors has determined that each qualifies as an “audit committee financial expert” as defined in applicable SEC rules. We have adopted an audit committee charter, which details the principal functions of the audit committee, including:

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

Compensation Committee

We have established a compensation committee of our board of directors. The members of our compensation committee are Kok Seong Wong and Kwang Fock Chong. Mr. Kok Seong Wong serves as chairman of the compensation committee. Under Nasdaq listing standards and governance rules and applicable SEC rules, we are required to have at least two members of the compensation committee, all of whom must be independent directors. Our board of directors has determined that each of Kok Seong Wong and Kwang Fock Chong is independent. We adopted a compensation committee charter, which details the principal functions of the compensation committee, including:

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

Notwithstanding the foregoing, as indicated above, other than the payment to an affiliate of our sponsor, of $10,000 per month, for office space, utilities and secretarial and administrative support, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial business combination. Accordingly, it is likely that prior to the consummation of an initial business combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial business combination.

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

Item 11. Executive Compensation.

Compensation Discussion and Analysis

The following disclosure concerns the compensation of the Company’s officers and directors for the fiscal year ended December 31, 2022 (i.e., pre-Business Combination).

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

In addition, on September 7, 2021, our sponsor transferred 5,000 ordinary shares to Cu Seng Kiu, our Chief Financial Officer, and 2,500 ordinary shares to each of Li Sin Tan, our former independent director, Kok Seong Wong and Chong Kwang Fock at their original purchase price pursuant to executed securities assignment agreements. Following Ms. Tan’s resignation, the sponsor transferred the 2,500 ordinary shares owned by Ms. Tan to Ms. Doris Wong Sing Ee, our Executive Director. The founder shares will be worthless if we do not complete an initial business combination. Other than these payments and reimbursements, no compensation of any kind, including finder’s and consulting fees, will be paid by the Company to our sponsor, executive officers and directors, or any of their respective affiliates, prior to completion of our initial business combination.

After the completion of our initial business combination, such as the Graphjet Business Combination, members of our management team who remain with us may be paid consulting or management fees from the combined company. All of these fees will be fully disclosed to shareholders, to the extent then known, in the proxy solicitation materials or tender offer materials furnished to our shareholders in connection with a proposed business combination. We have not established any limit on the amount of such fees that may be paid by the combined company to our members of management. It is unlikely the amount of such compensation will be known at the time of the proposed business combination because the directors of the post-combination business will be responsible for determining executive officer and director compensation. Any compensation to be paid to our executive officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the completion of our initial business combination, although some of our executive officers and directors have negotiated employment or consulting arrangements to remain with us after our initial business combination. The existence or terms of these employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the completion of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2023, based on information obtained from the persons named below, with respect to the beneficial ownership of ordinary shares, by:

●	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of ordinary shares;

●	each of our executive officers and directors that beneficially owns shares of ordinary shares; and

●	all our executive officers and directors as a group.

In the table below, percentage ownership is based on 5,298,556 of our ordinary shares, consisting of (i) 2,423,556 shares of Class A ordinary shares, par value $0.0001 per share, issued and outstanding (including 1,895,481 shares subject to possible redemption), and (ii) 2,875,000 shares of our Class B ordinary shares, issued and outstanding as of March 30, 2023. On all matters to be voted upon, except for the election of directors of the board, holders of the shares of Class A ordinary shares and shares of Class B ordinary shares vote together as a single class. Currently, all of the shares of Class B ordinary shares are convertible into Class A ordinary shares on a one-for-one basis.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of ordinary shares beneficially owned by them. The following table does not reflect record or beneficial ownership of the private placement warrants as these warrants are not exercisable within 60 days of the date of this Report.

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)(3)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Share
Name and Address of Beneficial Owner
Energem LLC(1)(2)	528,075	9.96%	2,875,000	99.6%	3.54%
Kok Seong Wong	-	-	-	-	-
Swee Guan Hoo(1)	528,075	9.96%	2,875,000	100%		%
Cu Seng Kiu	-	-	-	-
Doris Wong Sing EE(1)	528,075	9.96%	2,875,000	100%		%
Chong Kwang Fock	-	-	-	-
All five (5) executive officers and directors as a group (individuals)	528,075	9.96%	2,875,000	100%		%

*	Represents less than one percent (1%) of outstanding shares

(1)	Energem LLC, our sponsor, is the record holder of the securities reported herein. Mr. Swee Guan Hoo, Chief Executive Officer of the company, and Ms. Doris Wong Sing EE, Executive Director of the company, own the sponsor on a 50:50 basis. By virtue of this relationship, Ms. Wong and Mr. Hoo may be deemed to share beneficial ownership of the securities held of record by our sponsor. Ms. Wong and Mr. Hoo each disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. The business address of each of these entities and individuals is Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South, 59200 Wilayah Persekutuan Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Does not include beneficial ownership of any Class A ordinary shares underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this prospectus.

Securities Authorized for Issuance under Equity Compensation Table

None.

Changes in Control

For more information of the Graphjet Technology Merger and Share Purchase Agreement, see “Item 1. Business.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On August 16, 2021, our sponsor paid an aggregate of $25,000, or approximately $0.009 per unit, for the purchase of 2,875,000 founder shares, par value $0.0001. The number of founder shares issued was determined based on the expectation that such founder shares would represent approximately 20% of the outstanding ordinary shares upon completion of the IPO (excluding the placement units and underlying securities).

The founder shares (including the Class A ordinary shares issuable upon exercise thereof) may not, subject to certain limited exceptions, be transferred, assigned or sold by the holder. On September 7, 2021, our sponsor transferred 5,000 ordinary shares to Cu Seng Kiu, our Chief Financial Officer, and 2,500 ordinary shares to each of Li Sin Tan, our former independent director, Kok Seong Wong and Chong Kwang Fock at their original purchase price pursuant to executed securities assignment agreements. Following Ms. Tan’s resignation, the sponsor transferred the 2,500 ordinary shares owned by Ms. Tan to Ms. Doris Wong Sing Ee, our Executive Director. As a result, our sponsor currently owns 2,862,500 founder shares.

Our sponsor purchased 528,075 placement units for a purchase price of $10.00 per unit in a private placement that occurred simultaneously with the closing of our IPO. There will be no redemption rights or liquidating distributions from the trust account with respect to the founder shares, placement shares or placement warrants, which will expire worthless if we do not consummate a business combination by August 18, 2023 (unless if extended). Commencing on the date of the IPO, we agreed to pay to Energem LLC, our sponsor, $10,000 per month for up to 18 months for office space, utilities and secretarial and administrative support. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

In addition, to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our CEO or certain of our officers and directors may, but are not obligated to, loan us funds on a non-interest-bearing basis as may be required. If we complete an initial business combination, we will repay such loaned amounts. If the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial business combination. The units would be identical to the placement units. Other than as described above, the terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

We do not expect to seek loans from parties other than our sponsor or an affiliate of our CEO as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. We expect our primary liquidity requirements to include approximately $287,000 for legal, accounting, due diligence, travel and other expenses associated with structuring, negotiating and documenting successful business combinations; $60,000 for legal and accounting fees related to regulatory reporting requirements; $180,000 for office space, utilities and secretarial and administrative support; $253,000 for Director and Officer liability insurance premiums; and approximately $20,000 for working capital that will be used for miscellaneous expenses and reserves.

After our initial business combination, such as the Graphjet Merger, members of our management team who remain with us may be paid consulting, management, or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a shareholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

The holders of the founder shares, representative shares, placement units, and units that may be issued upon conversion of working capital loans (and in each case holders of their component securities, as applicable) have (or will have) registration rights to require us to register a sale of any of our securities held by them pursuant to a registration rights agreement to be signed on January 13, 2022. These holders are entitled to make up to three demands, excluding short form registration demands, that we register such securities for sale under the Securities Act. In addition, these holders have “piggy-back” registration rights to include their securities in other registration statements filed by us.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated certificate of incorporation. Our bylaws also permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether Delaware law would permit such indemnification. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Registration Rights

We have entered into the IPO Registration Rights Agreement with respect to the Founder Shares, Private Placement Units, the shares of common stock and Private Placement Rights underlying the Private Placement Units, and the shares of common stock issuable upon conversion of the Private Placement Rights. Pursuant to the IPO Registration Rights Agreement, the Company Restricted Shareholders and their permitted transferees can demand that we register the Founder Shares. Holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units, the shares of common stock and Private Placement Rights underlying the Private Placement Units, and the shares of common stock issuable upon exercise of the Private Placement Rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the consummation of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Office Space and Related Support Services

The Company agreed, commencing on the date the Company Units are first listed on the Nasdaq, to pay the Sponsor, or an affiliate thereof, a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 18 months. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $110,000 in fees related to this service during the year ended December 31, 2022.

Related Party Loans

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2022, there were no working capital loans outstanding.

On April 16, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Company’s initial public offering. The note, as amended, was non-interest bearing and payable on the earlier of (i) March 31, 2022, or (ii) the consummation of the Company’s initial public offering. The Company borrowed $88,542 under the promissory note as of December 31, 2022.

Founders’ Letter Agreement

On January 10, 2022, the Company, the Sponsor, and each of the Company Restricted Shareholders entered into a letter agreement, pursuant to which, each Company Restricted Shareholder party thereto agreed to waive certain of their redemption rights, transfer rights and liquidation rights with respect to their Founder Shares subject to the conditions set forth therein. Additionally, the Company Restricted Shareholders parties thereto agreed to waive their redemption rights with respect to any shares of common stock they may own. The Company Restricted Shareholders agreed (i) to vote their Founder Shares in favor of the adoption of any proposed business combination and the accompanying transaction and (ii) if the Company engages in a tender offer in connection with a proposed business combination, to not seek to sell any shares of common stock to the Company in connection with such tender offer. Additionally, each Company Restricted Shareholder party thereto has agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein.

The letter agreement will terminate upon the earlier to occur of (x) the expiration of the Lock-Up periods or (y) the liquidation of the Company.

Shareholder Communications

Shareholders and interested parties may communicate with the Company’s Board, any committee chairperson or the non-management directors as a group by writing to the Company’s Board or committee chairperson at Energem Corp., at Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South, 59200 Wilayah Persekutuan Kuala Lumpur, Malaysia, and our telephone number is + (60) 3270 47622 (if sent before the Business Combination) or with the board of directors or any committee chairperson or the non-management directors as a group, Unit No. L4-E-8, Enterprise 4, Technology Park Malaysia, 5700 Bukit Jalil, Kuala Lumpur, Malaysia (if sent after the Business Combination). Each communication will be forwarded, depending on the subject matter, to the applicable board, the appropriate committee chairperson or all non-management directors.

Director Independence

Nasdaq listing standards require that a majority of our board of directors be independent. An “independent director” is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship which in the opinion of the company’s board of directors, would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director. We expect that our board of directors will determine that Kok Seong Wong and Kwang Fock Chong are “independent directors,” as defined in Nasdaq listing standards and applicable SEC rules prior to completion of this offering.

Item 14. Principal Accounting Fees and Services.

The following is a summary of fees paid or to be paid to Adeptus Partners LLC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners LLC in connection with regulatory filings. The aggregate fees billed by Adeptus Partners LLC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended December 31, 2022, totaled $94,500 and for the period from August 6, 2021 (inception) through December 31, 2021 totaled $77,000. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners LLC for consultations concerning financial accounting and reporting standards for the period from August 6, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

Tax Fees. We did not pay Adeptus Partners LLC for tax planning and tax advice for the period from August 6, 2021 (inception) through December 31, 2021, and the year ended December 31, 2022.

All Other Fees. We did not pay Adeptus Partners LLC for tax planning and tax advice for the period from August 6, 2021 (inception) through December 31, 2021, and for the year ended December 31, 2022.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Energem Corp. Opinion on the Financial Statements:

We have audited the accompanying balance sheets of Energem Corp. (the Company) as of December 31, 2022 and 2021, and the related statements of operations, changes in shareholders’ deficit, and cash flows for the year ended December 31, 2022 and the period of August 6, 2021 (inception) to December 31, 2021, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the period of August 6, 2021 (inception) to December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the

U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Adeptus Partners, LLC

We have served as the Company’s auditor since 2021.

Ocean, New Jersey
March 30, 2023

PCAOB ID: 3686

ENERGEM CORP.

BALANCE SHEET

	December 31,	December 31,
	2022	2021
	(Audited)	(Audited)
ASSETS
Current Assets-Cash	$47,789	$715,727
Prepaid expenses	143,055	7,505
Other Receivables	170,594	-
Total Current Asset	361,438	723,232

Cash and marketable securities held in the trust	19,535,946	116,726,349
Total assets	$19,897,384	$117,449,581

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$686,195	$43,871
Other payables	140,000	20,000
Promissory Note – related party	88,542	88,542
Extension Loan	170,594	-
Total Current liabilities	1,085,331	152,413

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	5,110,331	4,177,413

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 1,895,481 shares (at $10.31 per share) 11,500,000 shares (at $10.15 per share) as of December 31, 2022 and December 31, 2021 respectively	19,706,540	116,725,000
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital	-	-
Accumulated deficit	(4,919,828)	(3,453,173)
Total shareholders’ deficit	(4,919,487)	(3,452,832)
Total liabilities and shareholders’ deficit	$19,897,384	$117,449,581

The accompanying notes are an integral part of these audited financial statements.

Energem CORP.

STATEMENT OF OPERATIONS

	For the Year Ended	For the Period From August 6, 2021 (Inception) Through
	December 31, 2022	December 31, 2021
	(Audited)	(Audited)
Formation and Operating costs	$1,294,712	$309,298
Loss from operation	(1,294,712)	(309,298)

Other Income
Interest earned on marketable securities hold in the trust account	1,348,596	1,349
Net Income (Loss)	$53,884	$(307,949)

Weighted average shares outstanding, basic and diluted	3,403,075	3,000,454
Basic and diluted net income (loss) per common share	$0.02	$(0.10)

The accompanying notes are an integral part of these audited financial statements.

ENERGEM CORP.

STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – August 6, 2021 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of Class B Ordinary shares to Sponsor	-	-	2,875,000	288	24,712	-	25,000
Sale of IPO Units	11,500,000	1,150	-	-	114,998,850	-	115,000,000
Sale of Private Placement Units	528,075	53	-	-	5,280,697	-	5,280,750
Transaction and Underwriting cost	-	-	-	-	(6,738,148)	-	(6,738,148)
Class A Ordinary share subject to redemption	(11,500,000)	(1,150)	-	-	(116,723,850)	-	(116,725,000)
Promissory Note reallocation	-	-	-	-	12,514	-	12,514
Accretion APIC deficit	-	-	-	-	3,145,224	(3,145,224)	-
Net loss	-	-	-	-	-	(307,949)	(307,949)
Balance - December 31, 2021	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)

	Class A Common Stock		Class B Common Stock		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022 (Audited)	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31, 2022 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)
Net loss	-	-	-	-	-	(12,989)	(12,989)
Balance – June 30, 2022 (Unaudited)	528,075	$53	2,875,000	288	-	$(3,525,562)	(3,525,221)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(697,259)	(697,259)
Net Income	-	-	-	-	-	224,556	224,556
Balance – September 30, 2022 (Unaudited)	528,075	53	2,875,000	288	-	$(3,998,535)	(3,998,194)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(652,417)	(652,417)
Additional amount deposited into Trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(170,594)	(170,594)
Net Loss	-	-	-	-	-	(98,282)	(98,282)
Balance – December 31, 2022	528,075	53	2,875,000	288	-	(4,919,828)	(4,919,487)

The accompanying notes are an integral part of these audited financial statements.

ENERGEM CORP.

STATEMENT OF CASH FLOWS

	For the Year Ended December 31, 2022 (Audited)	For the Period from August 6, 2021 (Inception) through December 31, 2021 (Audited)
Cash flows from operating activities:
Net Income (Loss)	$53,884	(307,949)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(1,348,596)	(1,349)
Changes in operating assets and liabilities:
Accounts payable	-	11,579
Prepaid expenses	(135,550)	(7,505)
Accrued expenses	642,324	43,871
Other payables	120,000	20,000
Net cash used in operating activities	(667,938)	(241,353)

Cash flows from investing activities:
Investment of Cash in Trust Account	-	(116,725,000)
Net cash used in investing activities	-	(116,725,000)

Cash flows from financing activities:
Proceeds from issuance of Class B ordinary shares to Sponsor	-	25,000
Payment of Offering Costs	-	(303,020)
Proceeds from the sale of Units, net of underwriting discount paid	-	112,725,000
Proceeds from sale of Private Placement Units	-	5,280,750
Payment of promissory note to related party	-	(22,197)
Payment of Accrued expenses	-	(23,453)
Net cash provided by financing activities	-	117,682,080

Net change in cash	(667,938)	715,727
Cash at the beginning of the period	715,727	-
Cash at the end of the period	$47,789	715,727

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000	4,025,000
Value of Class A ordinary shares subject to redemption	$19,535,946	116,725,000
Extension loan receivable	170,594	-

The accompanying notes are an integral part of these audited financial statements.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations

Energem Corp. (the “Company”) is a blank check company incorporated in the Cayman Islands on August 6, 2021. The Company was formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses or entities (the “Business Combination”). While the Company may pursue a business combination target in any business or industry, it intends to focus on opportunities across the oil and gas and other potential renewable energy business, as well as other adjacent services, industrials and technologies, while remaining opportunistic across the energy value chain, including select opportunities within the traditional power generation and energy production verticals, which complements the expertise of its management team.

The Financing

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from August 6, 2021 (inception) through December 31, 2022, relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Simultaneously with the consummation of the closing of the Offering, the Company consummated the private placement of an aggregate of 475,575 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,755,750 (the “Private Placement”) (see Note 4).

On November 18, 2021, the underwriters purchased an additional 1,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $15,000,000. Also, in connection with the partial exercise of the over-allotment option, the Sponsor purchased an additional 52,500 Placement Units at a purchase price of $10.00 per unit generating total Private Placement proceeds of $5,280,750.

A total of $116,725,000, comprised of the proceeds from the IPO and the proceeds of private placements that closed on November 18, net of the underwriting commissions, discounts, and offering expenses, was deposited in a trust account (“Trust Account”) which may be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the consummation of a Business Combination or (ii) the distribution of the Trust Account to the Company’s shareholders, as described below.

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2022, we have available to us $47,789 of cash on our balance sheet and a working capital deficit of $723,893.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

Trust Account

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of the Placement Units, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. NASDAQ rules provide that the Business Combination must be with one or more target businesses that together have a fair market value equal to at least 80% of the balance in the Trust Account (less any deferred underwriting commissions and taxes payable on interest earned on the Trust Account) at the time of the signing of a definitive agreement to enter a Business Combination. The Company will only complete a Business Combination if the post-Business Combination company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to successfully effect a Business Combination.

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.10 per Unit sold in the Initial Public Offering, including proceeds of the Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

Shareholder Approval

If, however, shareholder approval of the transaction is required by applicable law or stock exchange listing requirements, or the Company decides to obtain shareholder approval for business or other reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor has agreed to vote its founder shares (as defined in Note 5) and any Public Shares purchased during or after the Public Offering in favor of approving a Business Combination. Additionally, each Public Shareholder may elect to redeem their Public Shares without voting, and if they do vote, irrespective of whether they vote for or against the proposed transaction.

Notwithstanding the foregoing, if the Company seeks shareholder approval of a Business Combination and it does not conduct redemptions pursuant to the tender offer rules, the Certificate of Incorporation will provide that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% of the Public Shares, without the prior consent of the Company.

The holders of the founder shares have agreed (a) to waive their redemption rights with respect to the founder shares and Public Shares held by them in connection with the completion of a Business Combination and (b) not to propose an amendment to the Certificate of Incorporation (i) to modify the substance or timing of the Company’s obligation to allow redemptions in connection with a Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within the Combination Period (as defined below) or (ii) with respect to any other provision relating to shareholders’ rights or pre-business combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

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

Charter Amendment and Termination Date

On November 16, 2022, the Company held an extraordinary general meeting of its pursuant to due notice (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, Company shareholders entitled to vote at the Extraordinary General Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from November 18, 2022 to August 18, 2023.

The shareholders of the Company approved the Second Amended and Restated Memorandum and Articles of Association of the Company at the November 16, 2022, Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from November 18, 2022 (the “Termination Date”) by up to nine (9) one-month extensions to August 18, 2023 (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 9,604,519 shares of Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.21 per share, for an aggregate of approximately $98,062,139. Following the payment of the redemptions, the Trust Account had a balance of approximately $19,535,946 as of December 31, 2022. As of March 23, 2023, following the receipt of extension payments and interest, the Trust Account had a balance of approximately of $20,011,014.13.

The holders of the founder shares have agreed to waive their liquidation rights with respect to the founder shares if the Company fails to complete a Business Combination within the Combination Period. However, if the holders of founder shares acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period, and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.10 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.10 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of December 31, 2022, the Company had $47,789 of cash in its operating bank account. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder shares (as defined in Note 4). After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2022, there were no amounts outstanding under any Working Capital Loan.

Based on the foregoing, management believes that the Company will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing. Over this period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

Going Concern Consideration

The Company expects to incur significant costs in pursuit of its financing and acquisition plans. In connection with the Company’s assessment of going concern considerations in accordance with Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. The balance sheet does not include any adjustments that might result from the outcome of this uncertainty. Management has determined that the Company has funds that are sufficient to fund the working capital needs of the Company until the consummation of an initial business combination or the winding up of the Company as stipulated in the Company’s amended and restated memorandum of association. The accompanying financial statement has been prepared in conformity with generally accepted accounting principles in the United States of America (“GAAP”), which contemplate continuation of the Company as a going concern.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of December 31, 2022, the balance in the Trust Account was $116,726,349.

Deferred offering costs

Deferred offering costs consist of underwriting, legal, accounting, and other expenses incurred through the balance sheet date that are directly related to the Proposed Offering and that will be charged to shareholders’ equity upon the completion of the Proposed Offering. Should the Proposed Offering have proved to be unsuccessful, these deferred costs, as well as additional expenses incurred, would have been charged to operations.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2022, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to December 31, 2022.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding during the period, excluding common stock subject to forfeiture. As of December 31, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common stock and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying balance sheet, primarily due to their short-term nature.

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations, close of the Initial Public Offering, and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 3 —Public Offering

On November 16, 2021, the Company consummated the IPO of 10,000,000 units (the “Units”). Each Unit consists of one Class A ordinary share, $0.0001 par value per share (the “Class A Ordinary Shares”), and one warrant (the “Public Warrants”), each whole Public Warrant entitling the holder thereof to purchase one Class A Ordinary Share at an exercise price of $11.50 per share. The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $100,000,000.

Pursuant to the Initial Public Offering and full exercise underwriter’s overallotment option, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit. Each Unit consists of one ordinary share and one redeemable warrant (“Public Warrant”). Each Public Warrant will entitle the holder to purchase one ordinary share at an exercise price of $11.50 per whole share.

All of the Class A ordinary shares sold as part of the Units in the IPO contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation if there is a shareholder vote or tender offer in connection with the Business Combination and in connection with certain amendments to the Company’s second amended and restated memorandum and articles of association.

Note 4 — Private Placement

Simultaneously with the Initial Public Offering and full exercise underwriter’s overallotment option, the Sponsor purchased an aggregate of 528,075 Private Placement Units at a price of $10.00 per Private Placement Unit for an aggregate purchase price of $5,280,750.

A total of $116,725,000, comprised of the $111,444,250 of the net proceeds from the IPO (which amount includes $4,025,000 of the underwriters’ deferred discount) and a portion of the $5,280,750 proceeds of the sale of the Private Placement Units, was placed in a U.S.-based trust account, maintained by Continental Stock Transfer & Trust Company, acting as trustee, on November 18, 2021. The Placement Units are identical to the Units sold in the Proposed Offering, except for the placement warrants (“Placement Warrants”), as described in Note 7. If the Company does not complete a Business Combination within the Combination Period, the proceeds from the sale of the Placement Units will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law) and the Placement Warrants underlying the Placement Units will expire worthless.

Note 5 — Related Party Transactions

Class B Ordinary Shares (Founder Shares)

On August 16, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000. The number of founder shares equaled, on an as-converted basis, approximately 20% of the Company’s issued and outstanding shares after the Initial Public Offering.

On September 7, 2021, the Sponsor transferred 5,000 ordinary shares to Cu Seng Kiu, our Chief Financial Officer, and 2,500 ordinary shares to each of Li Sin Tan, our former independent director, Kok Seong Wong and Chong Kwang Fock. Following Ms. Tan’s resignation, the 2,500 ordinary shares were assigned to Ms. Doris Wong Sing Ee, leaving 2,862,500 founder shares held by our Sponsor.

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Proposed Offering. As of December 31, 2022, the Company had borrowed $88,542 under the promissory note with our sponsor.

Related Party Loans

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of notes may be converted upon consummation of a Business Combination into additional Placement Units at a price of $10.00 per Unit. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans.

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Energem LLC, the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support.

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the insider shares and Placement Units that may be issued upon conversion of Working Capital Loans (and any shares of Common Stock issuable upon the exercise of the Placement Units or units issued upon conversion of the Working Capital Loans and upon conversion of the Insider shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2022, and December 31, 2021 there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On December 31, 2022, and December 31, 2021, there were 528,075 Class A ordinary shares issued and outstanding excluding 1,895,481 and 11,500,000 shares of Class A ordinary shares subject to possible redemption respectively.

Class B Ordinary shares — The Company is authorized to issue 20,000,000 shares of Class B ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class B ordinary shares are entitled to one vote for each share. On August 16, 2021, the Sponsor purchased 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.009 per share. On September 7, 2021, our sponsor assigned 5,000 ordinary shares to Cu Seng Kiu, our Chief Financial Officer, and 2,500 ordinary shares to each of Li Sin Tan, our former independent director, Kok Seong Wong and Chong Kwang Fock. Following Ms. Tan’s resignation, the 2,500 ordinary shares were assigned to Ms. Doris Wong Sing Ee.

On December 31, 2022, and December 31, 2021, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

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

As of December 31, 2022, the total number of warrants issued and outstanding is 11,249,740.

Note 8 – Subsequent Events

on November 16, 2022, the Company held an annual meeting via an Extraordinary General Meeting at which the shareholders cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 18, 2022, to August 18, 2023.

At the Extraordinary General Meeting, the shareholders of the Company approved the Second Amended and Restated Memorandum and Articles of Association of the Company giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses, (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from November 18, 2022 by up to nine (9) one-month extensions to August 18, 2023.

In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares, giving effect to the redemptions disclosed above, or approximately $85,297 for the remaining 1,895,481 Class A ordinary shares to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date on November 17, 2022 in advance of the November 18, 2022 due date.

In connection with the second monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on December 15, 2022, in advance of the December 17, 2022 due date for the second monthly extension of the Termination Date.

In connection with the third monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on January 13, 2023, in advance of the January 18, 2023 due date.

In connection with the fourth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on February 10, 2023, in advance of the February 18, 2023 due date.

In connection with the fifth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on March 10, 2023, in advance of the March 18, 2023 due date to extend the period to consummate the period to complete a business combination to April 18, 2023.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 15, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC(4)
2.1	Share Purchase Agreement, dated August 1, 2022 by and among Energem Corp., Mr. Swee Guan Hoo, in his capacity as Purchaser Representative, Graphjet Technology Sdn. Bhd., and the Selling Shareholders(5)
3.1	Memorandum of Association(1)
3.2	Form of Amended and Restated Memorandum and Articles of Association(3)
3.3	Second Amended and Restated Memorandum and Articles of Association(6)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement, dated as of November 18, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
4.5	Description of Registered Securities*
10.1	Investment Management Trust Agreement, dated as of November 18, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
10.2	First Amendment to Investment Management Trust Agreement, dated November 18, 2022(6)
10.3	Registration and Shareholder Rights Agreement, dated as of November 18, 2021, among the Company, Energem LLC and certain directors of the Company(4)
10.4	Private Placement Unit Purchase Agreement, dated as of November 18, 2021, between the Company and Energem LLC(4)
10.5	Form of Indemnity Agreement(1)
10.6	Promissory Note, dated as of August 6, 2021, issued to Energem LLC(1)
10.7	Securities Subscription Agreement, dated July 13, 2021, between the Registrant and Energem LLC(1)
10.8	Letter Agreement, dated as of November 18, 2021, among the Company, Energem LLC and each of the officers and directors of the Company(4)
10.9	Administrative Services Agreement, dated as of November 18, 2021, between the Company and Energem LLC(4)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.

(1) Incorporated by reference to the Company’s Form S-1, filed with the SEC on September 10, 2021.

(2) Incorporated by reference to the Company’s Form S-1, filed with the SEC on October 20, 2021.

(3) Incorporated by reference to the Company’s Form S-1, filed with the SEC on November 9, 2021

(4) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 15, 2021

(5) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on August 2, 2022

(6) Incorporated by reference to the Company’s Form 8-K, filed with the SEC on November 18, 2022.

45

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Energem Corp.

Date: March 30, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Swee Guan Hoo	Chief Executive Officer and Director	March 30, 2023
Swee Guan Hoo	(Principal Executive Officer)

/s/ Cu Seng Kiu	Chief Financial Officer	March 30, 2023
Cu Seng Kiu	(Principal Financial Officer)

/s/ Kok Seong Wong	Chairman and Director	March 30, 2023
Kok Seong Wong

/s/ Doris Wong Sing Ee	Executive Director	March 30, 2023
Doris Wong Sing Ee

/s/ Kwang Fock Chong	Director	March 30, 2023
Kwang Fock Chong

46