Form 10-K/A
period 2022-12-31
Energem Corp
filed 2023-04-03
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No.1)

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

Explanatory Note

This Amendment No. 1 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part IV of the Annual Report on Form 10-K of Energem Corp. (the “Company”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Filing”) to amend the date of the report of our independent registered public accounting firm.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part IV. Item 16. Report of Independent Registered Public Accounting Firm

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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
March 21, 2023

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

EXHIBIT INDEX

Exhibit No.	Description
1.1	Underwriting Agreement, dated as of November 15, 2021, between the Company and EF Hutton, division of Benchmark Investments, LLC(4)
2.1	Share Purchase Agreement, dated August 1, 2022 by and among Energem Corp., Mr. Swee Guan Hoo, in his capacity as Purchaser Representative, Graphjet Technology Sdn. Bhd., and the Selling Shareholders(5)
3.1	Memorandum of Association(1)
3.2	Form of Amended and Restated Memorandum and Articles of Association(3)
3.3	Second Amended and Restated Memorandum and Articles of Association(6)
4.1	Specimen Unit Certificate(1)
4.2	Specimen Ordinary Share Certificate(1)
4.3	Specimen Warrant Certificate(1)
4.4	Warrant Agreement, dated as of November 18, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
4.5	Description of Registered Securities**
10.1	Investment Management Trust Agreement, dated as of November 18, 2021, between Continental Stock Transfer & Trust Company and the Company(4)
10.2	First Amendment to Investment Management Trust Agreement, dated November 18, 2022(6)
10.3	Registration and Shareholder Rights Agreement, dated as of November 18, 2021, among the Company, Energem LLC and certain directors of the Company(4)
10.4	Private Placement Unit Purchase Agreement, dated as of November 18, 2021, between the Company and Energem LLC(4)
10.5	Form of Indemnity Agreement(1)
10.6	Promissory Note, dated as of August 6, 2021, issued to Energem LLC(1)
10.7	Securities Subscription Agreement, dated July 13, 2021, between the Registrant and Energem LLC(1)
10.8	Letter Agreement, dated as of November 18, 2021, among the Company, Energem LLC and each of the officers and directors of the Company(4)
10.9	Administrative Services Agreement, dated as of November 18, 2021, between the Company and Energem LLC(4)
14	Form of Code Ethics(1)
31.1	Certification of the Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
31.2	Certification of the Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).*
32.1	Certification of the Principal Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
32.2	Certification of the Principal Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350*
101.INS*	Inline XBRL Instance Document
101.CAL*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Filed with the Original Filing.

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

Energem Corp.

Date: April 3, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Swee Guan Hoo	Chief Executive Officer and Director	April 3, 2023
Swee Guan Hoo	(Principal Executive Officer)

/s/ Cu Seng Kiu	Chief Financial Officer	April 3, 2023
Cu Seng Kiu	(Principal Financial Officer)

/s/ Kok Seong Wong	Chairman and Director	April 3, 2023
Kok Seong Wong

/s/ Doris Wong Sing Ee	Executive Director	April 3, 2023
Doris Wong Sing Ee

/s/ Kwang Fock Chong	Director	April 3, 2023
Kwang Fock Chong

46