Form 10-K/A
period 2022-12-31
Energem Corp
filed 2023-04-07
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2)

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

Explanatory Note

This Amendment No. 2 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part III of the Annual Report on Form 10-K of Energem Corp. (the “Company”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Filing”), and as amended on April 3, 2023 (the “Amended Filing”), to amend the security ownership of certain of our beneficial owners.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part III. Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing, as amended by the Amended Filing. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

	Class A Ordinary Shares		Class B Ordinary Shares
Name and Address of Beneficial Owner(1)(3)	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Number of Shares Beneficially Owned(2)	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Share
Officers and Directors
Kok Seong Wong	-	-	-	-	-
Swee Guan Hoo(1)	528,075	21.79%	2,875,000	100%	9.97%
Cu Seng Kiu	-	-	-	-	-
Doris Wong Sing EE(1)	528,075	21.79%	2,875,000	100%	9.97%
Chong Kwang Fock	-	-	-	-	-
All five (5) executive officers and directors as a group (individuals)	528,075	21.79%	2,875,000	100%	9.97%

Five Percent (5%) Shareholders
Energem LLC(1)(2)	528,075	21.79%	2,875,000	100%	9.97%
Glazer Capital, LLC(4)	276,197	11.4%	-	-	5.21%
Feis Equities LLC(5)	239,800	9.89%	-	-	4.53%
Wolverine Flagship Fund Trading(6)	172,992	7.13%	-	-	3.26%

*	Represents less than one percent (1%) of outstanding shares

(1)	Energem LLC, our sponsor, is the record holder of the securities reported herein. Mr. Swee Guan Hoo, Chief Executive Officer of the company, and Ms. Doris Wong Sing EE, Executive Director of the company, own the sponsor on a 50:50 basis. By virtue of this relationship, Ms. Wong and Mr. Hoo may be deemed to share beneficial ownership of the securities held of record by our sponsor. Ms. Wong and Mr. Hoo each disclaim any such beneficial ownership except to the extent of their respective pecuniary interest. The business address of each of these entities and individuals is Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South, 59200 Wilayah Persekutuan Kuala Lumpur, Malaysia.

(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares, as well as placement shares after this offering. founder shares are convertible into Class A ordinary shares on a one-for-one basis, subject to adjustment, as described in the section of this prospectus entitled “Description of Securities.”

(3)	Does not include beneficial ownership of any Class A ordinary shares underlying outstanding placement rights as such shares are not issuable within 60 days of the date of this prospectus.

(4)	Represents 276,197 Class A ordinary shares. A Schedule 13G for the year ended December 31, 2022 filed jointly by Glazer Capital, LLC and Paul J. Glazer, reflects that the Reporting Persons have shared voting power and shared dispositive power with respect to these ordinary shares. The business address of the Reporting Persons is 250 West 55th Street, Suite 30A, New York, New York 10019.

(5)	Represents 239,800 Class A ordinary shares. A Schedule 13G for the year ended December 31, 2022 filed jointly by Feis Equities LLC and Lawrence M. Feis, reflects that the Reporting Persons have shared voting power and shared dispositive power with respect to these ordinary shares. The business address of the Reporting Persons is 20 North Wacker Drive, Suite 2115, Chicago, Illinois 60606.

(6)	Represents 172,992 Class A ordinary shares. A Schedule 13G for the year ended December 31, 2022 was filed by (i) Wolverine Asset Management, LLC, (ii) Wolverine Holdings, L.P., (iii) Wolverine Trading Partners, Inc., (iv) Christopher L. Gust, and (v) Robert R. Bellick. The sole member and manager of Wolverine Asset Management, LLC is Wolverine Holdings, L.P. Robert R. Bellick and Christopher L. Gust may be deemed to control Wolverine Trading Partners, Inc., the general partner of Wolverine Holdings, L.P. The business address of the Reporting Persons is c/o Wolverine Asset Management, LLC, 175 West Jackson Blvd., Suite 340, Chicago, IL 60604.

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

Energem Corp.

Date: April 7, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Swee Guan Hoo	Chief Executive Officer and Director	April 7, 2023
Swee Guan Hoo	(Principal Executive Officer)

/s/ Cu Seng Kiu	Chief Financial Officer	April 7, 2023
Cu Seng Kiu	(Principal Financial Officer)

/s/ Kok Seong Wong	Chairman and Director	April 7, 2023
Kok Seong Wong

/s/ Doris Wong Sing Ee	Executive Director	April 7, 2023
Doris Wong Sing Ee

/s/ Kwang Fock Chong	Director	April 7, 2023
Kwang Fock Chong

46