Form 10-K/A
period 2022-12-31
Energem Corp
filed 2023-04-24
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 3)

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

Explanatory Note

This Amendment No.3 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part II of the Annual Report on Form 10-K of Energem Corp. (the “Company”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Filing”), and as amended on April 3, 2023 and April 7, 2023 (the “Amended Filings”), to disclose the Company’s going concern consideration as part of the Company’s discussion of its liquidity and capital resources.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” the Company has determined that if it is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Termination Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. The Company plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Termination Date.

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

Energem Corp.

Date: April 24, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Swee Guan Hoo	Chief Executive Officer and Director	April 24, 2023
Swee Guan Hoo	(Principal Executive Officer)

/s/ Cu Seng Kiu	Chief Financial Officer	April 24, 2023
Cu Seng Kiu	(Principal Financial Officer)

/s/ Kok Seong Wong	Chairman and Director	April 24, 2023
Kok Seong Wong

/s/ Doris Wong Sing Ee	Executive Director	April 24, 2023
Doris Wong Sing Ee

/s/ Kwang Fock Chong	Director	April 24, 2023
Kwang Fock Chong

46