Form 10-K/A
period 2022-12-31
Energem Corp
filed 2023-04-25
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 4)

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

Explanatory Note

This Amendment No.4 to Annual Report on Form 10-K/A (this “Form 10-K/A”) amends Part IV of the Annual Report on Form 10-K of Energem Corp. (the “Company”) for the year ended December 31, 2022, as originally filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2023 (the “Original Filing”), and as amended on April 3, 2023, April 7, 2023 and April 24, 2023 (the “Amended Filings”), to revise our independent registered public accounting firm’s report to the financial statements.

Items Amended in this Filing

For the convenience of the reader, this Form 10-K/A sets forth the Original Filing, as amended, in its entirety; however, this Form 10-K/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Part IV. Item 16. Report of Independent Registered Public Accounting Firm.

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-K/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing, as amended by the Amended Filings. This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

Stockholders of Energem Corp.

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

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has negative working capital and an accumulated deficit that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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
April 24, 2023

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

Energem Corp.

Date: April 25, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Swee Guan Hoo	Chief Executive Officer and Director	April 25, 2023
Swee Guan Hoo	(Principal Executive Officer)

/s/ Cu Seng Kiu	Chief Financial Officer	April 25, 2023
Cu Seng Kiu	(Principal Financial Officer)

/s/ Kok Seong Wong	Chairman and Director	April 25, 2023
Kok Seong Wong

/s/ Doris Wong Sing Ee	Executive Director	April 25, 2023
Doris Wong Sing Ee

/s/ Kwang Fock Chong	Director	April 25, 2023
Kwang Fock Chong

46