Form 10-Q
period 2023-03-31
Energem Corp
filed 2023-05-15
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41070

ENERGEM CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

+(60) 3270 47622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ENCPW	The Nasdaq Stock Market LLC

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

As of May 15, 2023, there were 528,075 Class A ordinary shares, par value $0.0001 per share, issued and outstanding excluding 1,895,481 and 11,500,000 shares of Class A ordinary shares subject to possible redemption respectively, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

ENERGEM CORP

FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2023

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION	F-1

Item 1. Financial Statements	F-1

Balance sheets as of March ,31 2023 (Unaudited) and December 31, 2022 (Audited)	F-1

Statements of operations for the three month period ended March 31, 2023 (Unaudited) and for the three month period ended March 31, 2022 (Unaudited)	F-2

Statements of changes in shareholder’s deficit for the three month period ended March 31, 2023 (Unaudited) and for the three month period ended March 31, 2022 (Unaudited)	F-3

Statements of cash flows for the three month period ended March 31, 2023 (Unaudited) and for three month period ended March 31, 2022 (Unaudited)	F-4

NOTES TO UNAUDITED FINANCIAL STATEMENTS	F-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	7

ITEM 4. CONTROLS AND PROCEDURES	7

PART II - OTHER INFORMATION	8

Item 1. Legal Proceedings	8

Item 1A. Risk Factors	8

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	8

Item 3. Defaults Upon Senior Securities	8

Item 4. Mine Safety Disclosures	8

Item 5. Other Information	8

Item 6. Exhibits	8

SIGNATURES	9

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGEM CORP.

BALANCE SHEETS

(uNAUDITED)

	March 31,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Cash	$19,338	$47,789
Prepaid expenses	164,306	143,055
Other receivables	-	170,594
Total Current asset	183,644	361,438

Cash and marketable securities held in the trust	20,172,591	19,535,946
Total assets	$20,356,235	$19,897,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$666,236	$686,195
Other payables	170,000	140,000
Promissory note – related party	88,542	88,542
Working capital loan	209,682	-
Extension loan	426,483	170,594
Total Current liabilities	1,560,943	1,085,331

Deferred underwriting commission	4,025,000	4,025,000
Total liabilities	5,585,943	5,110,331

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 1,895,481 shares at redemption value $10.64 per share and at $10.31 per share as of March 31, 2023 and December 31, 2022 respectively	20,172,591	19,706,540
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 11,500,000 shares subject to possible redemption)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital	-	-
Accumulated deficit	(5,402,640)	(4,919,828)
Total shareholders’ deficit	(5,402,299)	(4,919,487)
Total liabilities and shareholders’ deficit	$20,356,235	$19,897,384

The accompanying notes are an integral part of these unaudited financial statements.

Energem CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three months ended	For the Three months ended
	March 31, 2023	March 31, 2022
	(Unaudited)	(Unaudited)
Formation and Operating costs	$226,923	$71,105
Loss from operation	(226,923)	(71,105)

Other Income
Interest earned on marketable securities hold in the trust account	210,161	11,705
Net Loss	$(16,762)	$(59,400)

Weighted average shares outstanding, basic and diluted	3,403,075	3,069,554
Basic and diluted net income (loss) per ordinary share	$(0.00)	$(0.02)

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023	528,075	$53	2,875,000	$288	$-	$(4,919,828)	$(4,919,487)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(255,889)	(255,889)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(210,161)	(210,161)
Net loss	-	-	-	-	-	(16,762)	(16,762)
Balance – March 31, 2023	528,075	$53	2,875,000	$288	$-	$(5,402,640)	$(5,402,299)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January 1, 2022	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31, 2022	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)

The accompanying notes are an integral part of these unaudited financial statements

ENERGEM CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Month Period Ended March 31, 2023	For the Three Month Period Ended March 31, 2022
Cash flows from operating activities:
Net Loss	$(16,762)	(59,400)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest income from Trust Account	(210,161)	(11,705)
Changes in operating assets and liabilities:
Prepaid expenses	(21,251)	(279,179)
Accrued expenses	(19,959)	(41,239)
Other payables	30,000	30,000
Net cash used in operating activities	(238,133)	(361,523)

Cash flows from investing activities:
Investment of Cash in Trust Account	(426,483)	-
Net cash used in investing activities	(426,483)	-

Cash flows from financing activities:
Proceeds from extension loan	255,889	-
Extension loan received from receivables	170,594	-
Proceeds from working capital loan	209,682	-
Net cash provided by financing activities	636,165	-

Net change in cash	(28,451)	(361,523)
Cash at the beginning of the period	47,789	715,727
Cash at the end of the period	$19,338	354,204-

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$4,025,000	4,025,000
Value of Class A ordinary shares subject to redemption	$20,172,591	116,725,000
Re-measurement for ordinary share to redemption amount	$210,161	-

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

The Financing

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from August 6, 2021 through March 31, 2023, relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of March 31, 2023, we have available to us $19,338 of cash on our balance sheet and a working capital deficit of $741,134.

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

Upon the closing of the Initial Public Offering, management has agreed that an amount equal to at least $10.15 per Unit sold in the Initial Public Offering, including proceeds of the Placement Units, will be held in a trust account (“Trust Account”), located in the United States and invested only in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting certain conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the funds held in the Trust Account, as described below.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 9,604,519 shares of Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.21 per share, for an aggregate of approximately $98,062,139. Following the payment of the redemptions, the Trust Account had a balance of approximately $20,172,591 as of March 31, 2023.

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

The Company will have until August 18, 2023 in connection to the Extension Amendment Proposal to consummate a Business Combination. In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares, giving effect to the redemptions disclosed above, or approximately $85,296.65 for the remaining 1,895,481 Class A ordinary shares to be deposited in the Trust Account in connection with the exercise of the first monthly extension of the Extended Date on November 17, 2022 in advance of the November 18, 2022 due date.

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

In connection with the fifth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on March 10, 2023, in advance of the March 18, 2023 due date to extend the period to consummate the period to complete a business combination to April 18, 2023. In connection with the sixth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on April 10, 2023, in advance of the April 18, 2023 due date to extend the period to consummate the period to complete a business combination to May 18, 2023.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account to below (i) $10.15 per Public Share or (ii) such lesser amount per Public Share held in the Trust Account as of the date of the liquidation of the Trust Account, if less than $10.15 per Public Share due to reductions in the value of the trust assets, in each case net of the amount of interest which may be withdrawn to pay taxes, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the Trust Account and except as to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, if an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered accounting firm), prospective target businesses and other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

Liquidity and Capital Resources

As of March 31, 2023, the Company had $19,338 of cash in its operating bank account. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder shares (as defined in Note 4). After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2023, there are $209,682 outstanding for Working Capital Loan. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial Business Combination. The units would be identical to the placement units.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Termination Date, then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Termination Date.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of March 31, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of March 31, 2023 and December 31, 2022, the balance in the Trust Account was $20,172,591 and $19,706,540 respectively.

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

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero from inception to March 31, 2023.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2023, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On March 31, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Proposed Offering. As of March 31, 2023 and December 31, 2022, the Company had borrowed $88,542 under the promissory note with our sponsor.

On November 1, 2022, the Sponsor and the Company entered into a Working Capital Loan and Extension Agreement, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 to fund the monthly extension payments (up to nine (9) one-month extensions) through August 18, 2023 pursuant to the Extension Amendment Proposal. As of quarter end on March 31, 2023, 426,483 was outstanding under the Working Capital Loan and Extension Agreement.

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

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of March 31, 2023, there are $209,682 borrowed under Working Capital Loan.

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

Note 6 — Commitments and Contingencies

Registration Rights

The holders of the insider shares and Placement Units that may be issued upon conversion of Working Capital Loans (and any shares of Ordinary Shares issuable upon the exercise of the Placement Units or units issued upon conversion of the Working Capital Loans and upon conversion of the Insider shares) will be entitled to registration rights pursuant to a registration rights agreement to be signed prior to or on the effective date of Initial Public Offering requiring the Company to register such securities for resale. The holders of these securities will be entitled to make up to three demands, excluding short form registration demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after completion of a Business Combination and rights to require the Company to register for resale such securities pursuant to Rule 415 under the Securities Act. However, the registration rights agreement provides that the Company will not be required to effect or permit any registration or cause any registration statement to become effective until the securities covered thereby are released from their lock-up restrictions. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On March 31, 2023, and December 31, 2022 there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On March 31, 2023, and December 31, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 1,895,481 and 11,500,000 shares of Class A ordinary shares subject to possible redemption respectively.

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

On March 31, 2023, and December 31, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

Warrants — Warrants may only be exercised for a whole number of shares. No fractional shares will be issued upon exercise of the Warrants. The Warrants will become exercisable on the later of (a) the consummation of a Business Combination or (b) 12 months from the effective date of the registration statement relating to the initial public offering. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such ordinary shares. Notwithstanding the foregoing, if a registration statement covering the ordinary shares issuable upon the exercise of the Warrants is not effective within 90 days from the consummation of a Business Combination, the holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise the Warrants on a cashless basis pursuant to an available exemption from registration under the Securities Act. If an exemption from registration is not available, holders will not be able to exercise their Warrants on a cashless basis. The Warrants will expire five years from the consummation of a Business Combination or earlier upon redemption or liquidation.

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

The Placement Warrants are identical to the Public Warrants underlying the Units sold in the initial public offering, except that so long as the Placement Warrants are held by our sponsor or its permitted transferees, (i) the Placement Warrants will not be redeemable by us, (ii) they (including the Class A ordinary shares issuable upon exercise of these warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by our sponsor until 30 days after the completion of our initial business combination, (iii) they may be exercised by the holders on a cashless basis and (iv) the holders thereof (including with respect to Class A ordinary shares issuable upon exercise of such warrants) are entitled to registration rights.

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

Note 8 – Subsequent Events

In accordance with ASC Topic 855, “Subsequent Events,” which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued, the Company has evaluated all events or transactions that occurred subsequent to the balance sheet date. Based upon this review, the Company identified the following subsequent event:

In connection with the sixth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on April 10, 2023, in advance of the April 18, 2023 due date to extend the period to consummate the period to complete a business combination to May 18, 2023.

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

Overview

The Company is a blank check company formed under the laws of the Cayman Islands on August 6, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses. The Company intends to effectuate its initial Business Combination using cash from the proceeds of the IPO and the Private Placement, the proceeds of the sale of our securities in connection with our initial business combination, our shares, debt or a combination of cash, shares and debt.

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

Share Purchase Agreement

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

In connection with the sixth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $85,297 for 1,895,481 Class A ordinary shares to be paid to the Trust Account on April 10, 2023, in advance of the April 18, 2023 due date to extend the period to consummate the period to complete a business combination to May 18, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2023, were organizational activities, those necessary to prepare for the IPO identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination, at the earliest. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the three months ended March 31, 2023, we had a net loss of $16,762, which consists of formation and operating costs $226,923 and interest earned on marketable securities held in the trust account of $210,161. For the three months ended March 31, 2022, we had a net loss of $59,400 which consist of formation and operating costs of $71,105 and interest earned on marketable securities hold in the trust account of $11,705.

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

As of March 31, 2023, we had available to us $19,338 of cash on our balance sheet and a working capital deficit of $741,134. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In order to fund working capital deficiencies or finance transaction costs in connection with our initial Business Combination, our Sponsor or an affiliate of our Sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required (“Working Capital Loans”). As of March 31, 2023, there are $209,682 outstanding for Working Capital Loan. If we complete our initial Business Combination, we would repay such loaned amounts. In the event that our initial Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such loaned amounts but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such loans may be convertible into units, at a price of $10.00 per unit at the option of the lender, upon consummation of our initial Business Combination. The units would be identical to the placement units.

We do not believe we will need to raise additional funds following the IPO in order to meet the expenditures required for operating our business. However, if our estimates of the costs of identifying a target business, undertaking in-depth due diligence and negotiating an initial Business Combination are less than the actual amount necessary to do so, we may have insufficient funds available to operate our business prior to our initial Business Combination. Moreover, we may need to obtain additional financing either to complete our initial Business Combination or because we become obligated to redeem a significant number of our public shares upon completion of our initial Business Combination, in which case we may issue additional securities or incur debt in connection with such Business Combination. In addition, we intend to target businesses larger than we could acquire with the net proceeds of the IPO and the sale of the placement units and may as a result be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would only complete such financing simultaneously with the completion of our initial Business Combination. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. In addition, following our initial Business Combination, if cash on hand is insufficient, we may need to obtain additional financing in order to meet our obligations.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” we have determined that if we are unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Termination Date, then we will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about our ability to continue as a going concern. We plan to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after the Termination Date.

On August 6, 2021, Energem LLC, our sponsor, agreed to loan us up to an aggregate amount of up to $300,000 to cover expenses related to our IPO of our units. As of March 31, 2023, a total of $88,542 is outstanding under the promissory note.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have not identified any critical accounting policies.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended March 31, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K covering the period from January 1, 2022 through December 31, 2022 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

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

Energem Corp.

Date: May 15, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

