Form 10-Q/A
period 2023-03-31
Energem Corp
filed 2023-05-17
CIK 1879373

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

As of May 15, 2023, there were 528,075 Class A ordinary shares, par value $0.0001 per share, issued and outstanding excluding 1,895,481 Class A ordinary shares subject to possible redemption, 2,875,000 shares of the Company’s Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

Explanatory Note

This Amendment No.1 to Quarterly Report on Form 10-Q/A (this “Form 10-Q/A”) amends the Cover Page of the Quarterly Report on Form 10-Q of Energem Corp. (the “Company”) for the quarter ended March 31, 2023, as originally filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2023 (the “Original Filing”), to revise our outstanding Class A ordinary shares reported on the Cover Page.

Items Amended in this Filing

For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing, in its entirety; however, this Form 10-Q/A amends and restates the following Items of the Original Filing to the extent necessary to reflect the adjustments discussed above:

-	Cover Page

In addition, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Form 10-Q/A also contains new certifications by the principal executive officer and the principal financial officer in Exhibits 31.1, 31.2, 32.1 and 32.2 as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Original Filing. This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred after the date of the Original Filing or modify or update any disclosures that may have been affected by subsequent events.

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

Energem Corp.

Date: May 17, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

