Form 10-Q
period 2023-09-30
Energem Corp
filed 2023-11-14
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period Ended September 30, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from to

Commission File Number: 001-41070

ENERGEM CORP.

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Level 3, Tower 11, Avenue 5, No. 8, Jalan Kerinchi, Bangsar South Wilayah Persekutuan Kuala Lumpur, Malaysia	59200
(Address of principal executive offices)	(Zip Code)

+(60) 3270 47622

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, par value $0.0001 per share, and one redeemable warrant	ENCPU	The Nasdaq Stock Market LLC
Class A ordinary shares included as part of the units	ENCP	The Nasdaq Stock Market LLC
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50	ENCPW	The Nasdaq Stock Market LLC

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

As of November __, 2023, there were 528,075 Class A ordinary shares, par value $0.0001 per share, issued and outstanding excluding 1,216,932 Class A ordinary shares subject to possible redemption, 2,875,000 Class B ordinary shares, par value $0.0001 per share, issued and outstanding, and no shares of preferred shares, $0.0001 par value, issued and outstanding.

ENERGEM CORP

FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2023

TABLE OF CONTENTS

Page

PART I — FINANCIAL INFORMATION	F-1

Item 1. Financial Statements	F-1

Balance sheets as of September 30, 2023 (Unaudited) and December 31, 2022 (Audited)	F-1

Statements of operations for the three and nine months ended September 30, 2023 and 2022 (Unaudited)	F-2

Statements of changes in shareholder’s deficit for the nine-month period ended September 30, 2023 (Unaudited) and for the nine-month period ended September 30, 2022 (Unaudited)	F-3

Statements of cash flows for the nine month period ended September 30, 2023 (Unaudited) and for nine month period ended September 30, 2022 (Unaudited)	F-4

NOTES TO UNAUDITED FINANCIAL STATEMENTS	F-5

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	3

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	8

ITEM 4. CONTROLS AND PROCEDURES	8

PART II - OTHER INFORMATION	9

Item 1. Legal Proceedings	9

Item 1A. Risk Factors	9

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds	9

Item 3. Defaults Upon Senior Securities	9

Item 4. Mine Safety Disclosures	9

Item 5. Other Information	9

Item 6. Exhibits	9

SIGNATURES	10

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

ENERGEM CORP.

BALANCE SHEETS

(uNAUDITED)

	September 30,	December 31,
	2023	2022
	(Unaudited)	(Audited)
ASSETS
Current Assets-Cash	$86,944	$47,789
Prepaid expenses	66,805	143,055
Other Receivables	-	170,594
Total Current Asset	153,749	361,438

Cash and marketable securities held in the trust	13,613,146	19,535,946
Total assets	$13,766,895	$19,897,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$630,784	$686,195
Other payables	230,000	140,000
Promissory Note – related party	88,542	88,542
Working capital loan	334,557	-
Extension Loan	877,193	170,594
Total Current liabilities	2,161,076	1,085,331

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	6,186,076	5,110,331

Commitments and Contingencies (Note 6)
Class A ordinary shares subject to possible redemption; 1,216,932 and 1,895,481 shares at redemption value at $11.19 and $10.31 per share as of September 30, 2023 and December 31, 2022 respectively	13,613,146	19,706,540
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; -0- issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 1,216,932 and 1,895,481 shares subject to possible redemption for September 30, 2023 and December 31, 2022)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding	288	288
Additional paid in capital	-	-
Accumulated deficit	(6,032,668)	(4,919,828)
Total shareholders’ deficit	(6,032,327)	(4,919,487)
Total liabilities and shareholders’ deficit	$13,766,895	$19,897,384

The accompanying notes are an integral part of these unaudited financial statements.

Energem CORP.

STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended	For the Nine Months Ended	For the Three Months Ended	For the Nine months Ended
	September 30, 2023	September 30, 2023	September 30, 2022	September 30, 2022
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Formation and Operating costs	$147,665	$406,241	$302,299	$544,013
Loss from operation	(147,665)	(406,241)	(302,299)	(544,013)

Other Income
Interest earned on marketable securities hold in the trust account	224,771	676,722	526,855	696,180
Net Income	$77,106	$270,481	$224,556	$152,167

Weighted average shares outstanding, basic and diluted	3,403,075	3,403,075	3,403,075	3,403,075

Basic and diluted net income (loss) per ordinary share	$0.02	$0.08	$0.07	$0.04

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

(UNAUDITED)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(4,919,828)	$(4,919,487)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(255,889)	(255,889)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(210,161)	(210,161)
Net loss	-	-	-	-	-	(16,762)	(16,762)
Balance – March 31, 2023 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(5,402,640)	$(5,402,299)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(255,889)	(255,889)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(241,790)	(241,790)
Net Income	-	-	-	-	-	210,137	210,137
Balance – June 30, 2023	528,075	$53	2,875,000	$288	-	$(5,690,182)	$(5,689,841)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(194,821)	(194,821)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(224,771)	(224,771)
Net Income	-	-	-	-	-	77,106	77,106
Balance – September 30, 2023	528,075	$53	2,875,000	$288		$(6,032,668)	$(6,032,327)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January1, 2022 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31, 2022 (Unaudited)	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)
Net loss	-	-	-	-	-	(12,989)	(12,989)
Balance – June 30, 2022 (Unaudited)	528,075	$53	2,875,000	$288	-	$(3,525,562)	$(3,525,221)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(697,529)	(697,529)
Net Income	-	-	-	-	-	224,556	224,556
Balance – September 30, 2022	528,075	$53	2,875,000	$288	-	$(3,998,535)	$(3,998,194)

The accompanying notes are an integral part of these unaudited financial statements.

ENERGEM CORP.

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Period Ended September 30, 2023 (Unaudited)	For the Nine Months Period Ended September 30, 2022 (Unaudited)
Cash flows from operating activities:
Net Income	$270,481	152,167
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(676,722)	(696,180)
Changes in operating assets and liabilities:
Prepaid expenses	76,250	(182,442)
Accrued expenses	(55,411))	(27,834)
Other payables	90,000	90,000
Net cash used in operating activities	(295,402)	(664,289)

Cash flows from investing activities:
Cash withdrawal from trust account in connection with redemption	7,476,716	-
Investment of Cash in Trust Account	(706,599)	-
Net cash used in investing activities	6,770,117	-

Cash flows from financing activities:
Proceeds from extension loan	706,599	-
Proceeds from working capital loan	334,557	-
Redemption of ordinary shares	(7,476,716)
Net cash provided by financing activities	(6,435,560)	-

Net change in cash	39,155	(664,289)
Cash at the beginning of the period	47,789	715,727
Cash at the end of the period	$86,944	51,438

Supplemental disclosure of non-cash financing activities:
Deferred underwriting fee payable	$-	4,025,000
Value of Class A ordinary shares subject to redemption	$13,613,146	117,422,529
Re-measurement for ordinary share to redemption amount	$676,722	697,529

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

The Financing

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from August 6, 2021 through September 30, 2023, relates to the Company’s formation and the Offering (as defined below). The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the Initial Public Offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of September 30, 2023 and December 31, 2022, we have available to us $86,944 and $47,789 of cash on our balance sheet and a working capital deficit of $2,007,327 and $723,893 respectively.

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

Charter Amendment and Termination Date

On November 16, 2022, the Company held an extraordinary general meeting of its pursuant to due notice (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, Company shareholders entitled to vote at the Extraordinary General Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental Stock Transfer & Trust Company (Continental) must liquidate the Trust Account established in connection with the IPO if the Company has not completed its initial business combination, from November 18, 2022 to August 18, 2023.

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

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 9,604,519 shares of Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $10.21 per share, for an aggregate of approximately $98,062,139. Following the payment of the redemptions, the Trust Account had a balance of approximately $13,613,146 as of September 30, 2023.

On August 10, 2023, at 8.30 a.m. ET, the Company held an extraordinary general meeting of its shareholders in a virtual format pursuant to due notice (the “Extraordinary General Meeting”). At the Extraordinary General Meeting, Company shareholders entitled to vote at the Extraordinary General Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from August 18, 2023 to February 18, 2024.

The shareholders of the Company approved the Third Amended and Restated Articles of Association of the Company at the August 10, 2023, Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from August 18, 2023 (the “Termination Date”) by up to six (6) one-month extensions to February 18, 2024 (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 678,549 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.02 per share, for an aggregate payout of $7,476,716. Following the redemptions at the Extraordinary General Meeting, 1,216,932 public Class A ordinary shares remain outstanding. Following the redemptions at the Extraordinary General Meeting, the remaining cash in the Trust Account is $13,613,146 as of September 30, 2023.

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

The Company will have until February 18, 2024, in connection to the Extension Amendment Proposal to consummate a Business Combination. In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares, giving effect to the redemptions disclosed above, or approximately $54,762 for the remaining 1,126,932 Class A ordinary shares to be deposited in the Trust Account in connection with the exercise of the first and second monthly extension of the Extended Date on November 17, 2022 and August 10, 2023.

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

In connection with the tenth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,762 for 1,126,932 Class A ordinary shares to be paid to the Trust Account on August 15, 2023, in advance of the August 18, 2023 due date to extend the period to consummate the period to complete a business combination to September 18, 2023.

In connection with the eleventh monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,762 for 1,126,932 Class A ordinary shares to be paid to the Trust Account on September 15, 2023, in advance of the September 18, 2023 due date to extend the period to consummate the period to complete a business combination to October 18, 2023.

In connection with the twelfth monthly extension of the Termination Date, in connection with the Third Amended and Restated Articles of Association, Energem caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,761.94 for 1,216,932 Class A ordinary shares to be paid to the Trust Account on October 16, 2023 in advance of the October 18, 2023 due date to extend the period to consummate the period to complete a business combination to November 18, 2023.

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

Liquidity and Capital Resources

As of September 30, 2023 and December 31, 2022, the Company had $86,944 and $47,789 of cash in its operating bank account respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder shares (as defined in Note 4). After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of September 30, 2023, there are $334,557 outstanding for Working Capital Loan. As of December 31, 2022, there was no outstanding balance for the Working Capital Loan.

Based on the foregoing, management believes that the Company may not have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a Business Combination or one year from this filing but that the financials have not been adjusted as a result of that uncertainty. Over this period, the Company will be using the funds held outside of the Trust Account for paying existing accounts payable, identifying and evaluating prospective initial Business Combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the Business Combination.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies (Continued)

Basis of Presentation

The accompanying unaudited financial statements are presented in U.S. Dollars and conformity with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC. Certain information and note disclosures normally included in the annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. The interim financial statements as of September 30, 2023 and for the nine months ended September 30, 2023 and September 30, 2022 respectively, are unaudited. In the opinion of management, the interim financial statements include all adjustments, consisting only of normal recurring adjustments, necessary to provide a fair statement of the results for the interim periods. The accompanying balance sheet as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for fiscal the year ended December 31, 2022.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of September 30, 2023, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of September 30, 2023 and December 31, 2022, the balance in the Trust Account was $13,613,146 and $19,706,540 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the three and nine month periods ended September 30, 2023 and 2022.

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

As of September 30, 2023 and December 31, 2022, 1,216,932 and 1,895,481 Class A Ordinary Shares outstanding are subject to possible redemption respectively.

Net loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2023 and September 30, 2022, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into ordinary shares and then share in the earnings of the Company. As a result, diluted loss per share is the same as basic loss per share for the periods presented.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times may exceed the Federal depository insurance coverage of $250,000. On September 30, 2023 and December 31, 2022, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the Proposed Offering. As of September 30, 2023 and December 31, 2022, the outstanding balance under the promissory note was $88,542

On November 1, 2022, the Sponsor and the Company entered into a Working Capital Loan and Extension Agreement, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the First Extended Termination Date by up to six (6) one-month extensions to February 18, 2024 (the “Second Extension Amendment Proposal”). As of September 30, 2023 the outstanding balance under Working Capital Loan and Extension Agreement was $877,193. There was no outstanding balance as of December 31, 2022.

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

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of September 30, 2023, there was $334,557 borrowed under Working Capital Loan. There were no borrowings at December 31, 2022 under the Working Capital Loan.

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Energem LLC, the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. The administrative expense was $30,000 for the three month periods ended September 30, 2023 and 2022. The administrative expense was $90,000 for the nine month period ended September 30, 2023 and 2022.

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

ENERGEM CORP.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On September 30, 2023, and December 31, 2022 there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On September 30, 2023, and December 31, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 1,216,932 and 1,895,481 shares of Class A ordinary shares subject to possible redemption respectively.

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

On September 30, 2023, and December 31, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

In connection with the third monthly extension of the Termination Date under the Third Amended and Restated Articles of Association, Energem caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,762 for 1,216,932 Class A ordinary shares to be paid to the Trust Account on October 16, 2023 in advance of the October 18, 2023 due date.

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

The 2023 Extraordinary General Meeting

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

In connection with the voting on the Second Extension Amendment Proposal and the corresponding Trust Amendment Proposal at the Second Extraordinary General Meeting, holders of 678,549 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.02 per share, for an aggregate of approximately $7,476,716.

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

In connection with the tenth monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,762 for 1,126,932 Class A ordinary shares to be paid to the Trust Account on August 15, 2023, in advance of the August 18, 2023 due date to extend the period to consummate the period to complete a business combination to September 18, 2023.

In connection with the eleventh monthly extension of the Termination Date, the Company caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,762 for 1,126,932 Class A ordinary shares to be paid to the Trust Account on September 15, 2023, in advance of the September 18, 2023 due date to extend the period to consummate the period to complete a business combination to October 18, 2023.

In connection with the twelfth monthly extension of the Termination Date following the Third Amended and Restated Articles of Association, Energem caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $54,761.94 for 1,216,932 Class A ordinary shares to be paid to the Trust Account on October 16, 2023 in advance of the October 18, 2023 due date to extend the period to consummate the period to complete a business combination to November 18, 2023.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2023, were organizational activities, those necessary to prepare for the IPO identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the nine months ended September 30, 2023, we had a net income of $270,481, which consists of formation and operating costs $406,241 and interest earned on marketable securities hold in the trust account of $676,722. For the nine months ended September 30, 2022, we had a net income of $152,167 which consist of formation and operating costs of $544,013 and interest earned on marketable securities hold in the trust account of $696,180. For the three months ended September 30, 2023, we had a net income of $77,106, which consists of formation and operating costs $147,665 and interest earned on marketable securities hold in the trust account of $224,771106. For the three months ended September 30, 2022, we had a net income of $224,556, which consists of formation and operating costs $302,299 and interest earned on marketable securities hold in the trust account $526,855. The interest for the three months ended and nine months ended September 30, 2022 and 2023 has increased significantly due to the rise in interest rates.

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

As of September 30, 2023, we had available to us $86,944 of cash on our balance sheet and a working capital deficit of $2,007,327. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

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

On August 6, 2021, Energem LLC, our sponsor, agreed to loan us up to an aggregate amount of up to $300,000 to cover expenses related to our IPO of our units. As of September 30, 2023, a total of $88,542 is outstanding under the promissory note.

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

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of September 30, 2023, there are $334,557 borrowed under Working Capital Loan.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of September 30, 2023, we were not subject to any market or interest rate risk. Following the consummation of our initial public offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial and accounting officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial and accounting officer have concluded that during the period covered by this report, our disclosure controls and procedures were effective at a reasonable assurance level and, accordingly, provided reasonable assurance that the information required to be disclosed by us in reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control over Financial Reporting

During the most recently completed fiscal quarter ended September 30, 2023, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Energem Corp.

Date: November 14, 2023	By:	/s/ Swee Guan Hoo
Swee Guan Hoo
Chief Executive Officer

