Form 10-K
period 2023-12-31
GRAPHJET TECHNOLOGY
filed 2024-04-22
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41070

GRAPHJET TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Unit No. L4-E-8, Enterprise 4 Technology Park Malaysia Bukit Jalil Kuala Lumpur, Malaysia	57000
(Address of principal executive offices)	(Zip Code)

018 272 7799

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	GTI	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GTIWW	OTC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the common stock outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $10.91 on June 30, 2023 for the Class A common stock, trading on such date, as reported on The Nasdaq Capital Market, was $20.7 million.

As of April 19, 2024 there were 144,559,578 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

BASIS OF PRESENTATION

Graphjet Technology (“Graphjet Technology”) (formerly known as Energem Corp. or “Energem”) was a blank check company originally incorporated under the laws of the Cayman Islands on August 6, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. On November 18, 2021, Energem consummated an initial public offering (the “IPO”), after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On August 1, 2022, Energem entered into that certain Share Purchase Agreement (the “SPA”) by and among Energem, Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), Swee Guan Hoo, solely in his capacity as the representative for the shareholders of Energem after the closing of the sale and purchase of the Graphjet issued and outstanding shares (the “Graphjet Pre-Transaction Shares”) (the “Closing”) for Energem’s shareholders (the “Purchaser Representative”), the individuals listed on the signature page of the SPA under the heading “Selling Shareholders” (each, a “Selling Shareholder” and together, the “Selling Shareholders”), and Lee Ping Wei in his additional capacity as representative for the Selling Shareholders (the “Shareholder Representative”).

On March 14, 2024 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”) and related transactions (the “Transactions”) contemplated by the Share Purchase Agreement, pursuant to which Energem acquired all of the issued and outstanding shares of Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly owned subsidiary of Energem; and Energem changed its name to Graphjet Technology. On March 15, 2024, our Class A ordinary shares, par value $0.001 per share (the “Class A ordinary shares”) began trading on The Nasdaq Global Market under the symbol “GTI” and our warrants to purchase the Class A ordinary shares at an exercise price of $11.50 per share (the “Public Warrants”) began trading on the OTC under the symbol “GTIWW”.

As a result of the Transactions, we are a holding company, all of whose assets are held directly by, and all of whose operations are conducted through, Graphjet and whose only direct asset consists of equity ownership of Graphjet.

Unless otherwise indicated, the historical financial information included in this Annual Report on Form 10-K (the “Annual Report”), including the audited financial statements and the notes thereto in Part II. Item 8 and the information in Part II. Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are that of Energem prior to the consummation of the Transactions.

Unless otherwise noted or the context otherwise requires, references to “Graphjet,” “we,” “us,” or “our” refer to the business of Graphjet, which became the business of Graphjet Technology and its subsidiaries following the consummation of the Transactions.

References to a year refer to Energem’s fiscal years ended on December 31 of the specified year.

Certain monetary amounts, percentages and other figures included herein have been subject to rounding adjustments. Accordingly, figures shown as totals in certain tables and charts may not be the arithmetic aggregation of the figures that precede them, and figures expressed as percentages in the text may not total 100% or, as applicable, when aggregated may not be the arithmetic aggregation of the percentages that precede them.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “could,” “would,” “expect,” “intend,” “plan,” “anticipate,” “estimate,” “believe,” “seek,” “continue,” or other similar words. We intend for all such forward-looking statements to be covered by the applicable safe harbor provisions for forward-looking statements contained in Section 27A of the Securities Act and Section 21E of the Exchange Act, as applicable. Such statements include, in particular, statements regarding our expectations as to:

●	the ability of the Graphjet Technology to realize the benefits from the Business Combination;

●	the ability of Graphjet Technology to maintain the listing of Class A ordinary shares on Nasdaq following the Business Combination;

●	future financial performance of Graphjet Technology;

●	Graphjet Technology’s securities’ potential liquidity and trading;

●	impact from the outcome of any known and unknown litigation;

●	the ability of Graphjet Technology to forecast and maintain an adequate rate of revenue growth and appropriately plan its expenses;

●	expectations regarding future expenditures of Graphjet Technology;

●	the future mix of revenue and effect on gross margins of Graphjet Technology;

●	the attraction and retention of qualified directors, officers, employees and key personnel Graphjet Technology;

●	the ability of the Graphjet Technology to compete effectively in the competitive graphene/graphite manufacturing business;

●	the ability to protect and enhance Graphjet Technology’s corporate reputation and brand;

●	expectations concerning the relationships and actions of Graphjet Technology and its affiliates with third parties;

●	intense competition and competitive pressures from other companies in the industries in which Graphjet Technology operates;

●	the ability of Graphjet Technology to protect its intellectual property; and

●	other factors detailed under the section entitled “Risk Factors.”

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the section of this Annual Report entitled “Risk Factors.” Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

Although we believe that the assumptions on which these forward-looking statements are based are reasonable, any of those assumptions could prove to be inaccurate, and as a result, the forward-looking statements based on those assumptions also could be inaccurate. In light of these and other uncertainties, the inclusion of a projection or forward-looking statements in this Annual Report should not be regarded as a representation by us that our plans and objectives will be achieved.

We have based the forward-looking statements included in this Annual Report on information available to us on the date of this Annual Report, and we assume no obligation to update any such forward-looking statements. Although we undertake no obligation to revise or update any forward-looking statements in this Annual Report, whether as a result of new information, future events or otherwise, you are advised to consult any additional disclosures that we may make directly to you or through reports that we may file in the future with the Securities and Exchange Commission (the “SEC”), including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

Risks Related to Graphjet Technology’s Business and Industry

●	Graphjet Technology has a very limited operating history, which may make it difficult to evaluate the success of its business to date and to assess its future viability;

●	Graphjet Technology’s independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about its ability to continue as a “going concern;”

●	Graphjet Technology faces a variety of risks related to our proposed graphene/graphite manufacturing business;

●	The graphene and graphite industry is highly competitive and Graphjet Technology market share, net sales or net income could decline due to vigorous price and other competition;

●	Graphjet Technology may or may not recoup expenditures associated with our growth;

●	Graphjet Technology may not respond quickly and profitably to continued innovations in the graphene and graphite industry;

●	If Graphjet Technology does not effectively implement our sales, marketing and service plans, Graphjet Technology sales will not grow and Graphjet Technology results of operations will suffer;

●	Graphjet Technology must continuously invest in research and development and devote significant resources to commercializing new products in the graphene and graphite industry;

●	Because Graphjet Technology has limited capital, inherent manufacturing risks pose a significant threat to Graphjet Technology compared with its larger competitors;

●	Risks of relationships with third parties in respect of commercialization, sales and marketing of our graphene and graphite products;

●	Graphjet Technology depend on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services;

●	Graphjet Technology business may be impacted by international instability, war, terrorism, and geopolitical events;
●	Graphjet Technology projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for its products. As a result, Graphjet Technology projected revenues, market share, expenses and profitability may differ materially from Graphjet Technology expectations in any given quarter or fiscal year;

●	Graphjet Technology future success depends in part on our ability to increase its production capacity and Graphjet Technology may not be able to do so in a cost-effective manner;

●	If Graphjet Technology fail to manage its growth effectively, Graphjet Technology business and operating results may suffer;

●	If Graphjet Technology is unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, its ability to compete and successfully grow the business could be harmed;

●	Future litigation or administrative proceedings could have a material adverse effect on Graphjet Technology business, financial condition and results of operations;

●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of Graphjet Technology business operations;

●	Graphjet Technology may make investments into or acquire other companies or technologies, which could divert Graphjet Technology management’s attention, result in dilution to our shareholders, and otherwise disrupt Graphjet Technology operations, and Graphjet Technology may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on its business, financial condition and results of operations;

Risks Related to Intellectual Property

●	Graphjet Technology success will depend, among other factors, on our ability to obtain, maintain and protect its intellectual property rights;

●	Graphjet Technology may need to defend itself against claims that Graphjet Technology infringe, have misappropriated or otherwise violate the intellectual property rights of others;

●	Graphjet Technology patent applications may not issue as patents, which may have a material adverse effect on Graphjet Technology ability to prevent others from commercially exploiting products similar to theirs;

●	As Graphjet Technology patents may expire and may not be extended, Graphjet Technology patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect Graphjet Technology effectively;;

●	Graphjet Technology may be subject to damages resulting from claims that Graphjet Technology or its employees have wrongfully used or disclosed alleged trade secrets of Graphjet Technology employees’ former employers;

Risks Related to the Regulatory Environment in Which We Operate

●	Graphjet Technology sales and results of operations could be materially and adversely impacted by risks inherent in international markets;
●	Graphjet Technology operations are subject to hazards which could result in significant liability to Graphjet Technology;
●	Complying with numerous health, safety and environmental regulations is both complex and costly;

●	Graphjet Technology may be subject to export and import control laws and regulations that could impair Graphjet Technology ability to compete in international markets or subject Graphjet Technology to liability if Graphjet Technology violates such laws and regulations;

Risks Related to Graphjet Technology’s Organization and Structure

●	Graphjet Technology’s management team may not successfully or efficiently manage its transition to being a public company;

●	Graphjet Technology is an “emerging growth company,” and its reduced SEC reporting requirements may make its shares less attractive to investors.;

●	If Graphjet Technology qualifies as a foreign private issuer, it will be exempt from a number of rules under the U.S. securities laws and will be permitted to file less information with the SEC than a U.S. domestic public company, which may limit the information available to its shareholders.;

Risks Related to an Investment in Our Securities

●	An active market for Graphjet Technology’s securities may not develop, which would adversely affect the liquidity and price of Graphjet Technology’s securities.;

●	Failure to meet Nasdaq’s continued listing requirements could result in a delisting of Graphjet Technology’s Class A ordinary shares;

●	The market price for Graphjet Technology Class A ordinary shares may decline following the Business Combination;

●	The Class A ordinary shares price may fluctuate and you could lose all or part of your investment as a result;

●	Graphjet Technology shareholders may experience dilution in the future;

●	There is no guarantee that the Warrants will ever be in the money; they may expire worthless or the terms of Warrants may be amended; and

●	The future exercise of registration rights may adversely affect the market price of the Class A ordinary shares.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “Graphjet Technology,” “we,” “us,” “our,” and other similar terms refer to Graphjet prior to the Business Combination and to Graphjet Technology and its subsidiaries after giving effect to the Business Combination.

Overview

We are the owner of the state of the art technology for the manufacture of artificial graphene and graphite, critical raw materials used in a variety of industries. The technology was developed through our collaboration with National University of Malaysia (“UKM”) and Universiti Teknikal Malaysia Melaka (“UTEM”). Our breakthrough technology transforms an abundant and renewable waste product, palm kernel shells, into highly valued artificial graphene and graphite. We prepared patent applications on it bio-mass processes and production methods, and we believe we are the only producer currently capable of using biomass to produce graphite and graphene in mass production scale. We received approval of our patent application for a palm-based synthetic graphite and the preparation method thereof on September 22, 2022. In addition, we currently have a pending patent application for our process for producing palm-based graphene.

Our innovative manufacturing process controls the quality of both the graphite and the resulting graphene, resulting in higher quality products than are produced using either mined graphite or artificial graphite derived from coal-based or petroleum-based production. Since we use a widely available waste product as our source, we are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

Supply of Raw Materials for Production

Our technology allows it to produce graphite and graphene from palm kernel shells, which are a by-product of the production of palm seed oil. Each year, Malaysia alone produces approximately five million tons of palm kernel shells. This would be sufficient to produce approximately 1.67 tons of graphite and 10,000 tons of graphene. Agricultural waste, such as palm seed kernels, can generally not be exported or imported. However, we are currently producing graphite and graphene on a small scale by beginning the first part of production at a facility in Malaysia and then completing the process at a contract manufacturing facility in China. Thus, we have the strategy and manufacturing process in place to mass produce high quality and consistent graphite and graphene at competitive prices. We intend to construct our first facility in Malaysia and we believe that the facility will manufacture 10,000 tons of graphite and 60 tons of graphene annually by processing 30,000 tons of dried palm kernel waste.

We intend to be a low-cost producer of the highest quality artificial graphite and graphene. We have a patent on a bio-mass process and production method for graphite and a patent pending for graphene, and we believe we are the only producer currently capable of using biomass to produce graphite and graphene in mass production scale.

To date, we have not had any sales of our products, but we plan to sample our product to multinational companies within the industry for market acceptance and procurement purposes, and we intend to replace current high cost suppliers.

On December 27, 2022, we executed our first supply agreement with Toyoda Trike Inc. This supply agreement provides that we will supply graphite and graphene amounting to $30 million annually to Toyoda Trike for use on their carbon neutral mobility product. We were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023.

Industry Overview

Graphite is a naturally occurring material with deposits all around the world. For naturally recoverable graphite, the 2021 United States Geological Survey indicated the world’s current inferred resources exceed 800 million short tons. Turkey has the most reserves, but China ranks first in excavation and second in reserves. In 2020, the global production of natural graphite was around 1.1 million short tons, and China accounted for approximately 59% of the world’s total. Generally, the market cost of a ton of graphite ranges between $8,000 and $11,000, depending on market conditions and the quality of the mineral in question.8

Artificial graphite can also be produced from coal or crude oil in the refinery process. However, it is of limited utility and cannot be processed into higher value products, like graphene. The price of artificial graphite is even higher, and given the volatility in the oil markets, is approximately $20,000 per ton.9 Graphite is used in the production of pencils, steel manufacturing, electronics, such as smartphones and as a lubricant for machinery. Graphjet’s most important application is currently lithium-ion batteries. Rising demand for lithium-ion batteries, from the growing number of end-users in sectors such as transportation, energy, and others that require battery-grade graphite, is driving demand for spherical graphite. A major driving force of growth is from the market for electric vehicles. Industry analysts estimate that a typical Li-ion High-Energy (100 Ah) cell of around 3,400 grams requires over 650 grams of graphite and each electric vehicle contains approximately 70 kilograms of graphite.

Currently, over 70% of the graphite used in electric vehicles is produced in China. The COVID-19 pandemic demonstrated the consequences of supply chain namely making products unavailable and causing global inflation spikes. General concerns over supply chains have also led to growing geopolitical concerns regarding a global dependence on China for rare earth elements and other materials that are necessary for producing the advanced products of the 21st century. The Inflation Reduction Act of 2022 that provides a credit of $7,500 for the purchase of electric vehicles requires that the materials must be produced in the United States to be eligible for the credit. These are only two of the many factors driving a desire for diversification in graphite production.

7https://electrek.co/2022/06/09/ev-batteries-need-graphite-heres-whats-forecast-for-the-vital-minerals-supply/

8 https://westwaterresources.net/minerals-portfolio/graphite-market/

9 https://westwaterresources.net/minerals-portfolio/graphite-market/

Graphene is processed from natural graphite in a variety of methods. However, generally graphene is still sold as graphite, just at a purer level than naturally occurring graphite. Graphene conducts electricity 100 times more efficiently than silicon or nano-carbon; conducts heat 10 times better than metals such as copper and aluminium; its strength exceeds diamonds, and its fracture strength is 100 times that of steel. It is highly transparent transmitting up to 97.7% of light and has a high specific surface area, which is important for industrial processes and chemical reactions. These properties make graphene a critical product for a variety of uses.

Graphene can be used in dozens of biomedical devices and drug delivery applications. It can be used in automobiles, paint and tires, and it has numerous applications in electronics and home appliances. Graphene also has a superconductor properties, making it a useful electrical engineering material. Ultra-sensitive sensors made from graphene can detect very fine and minute particles allowing such sensors to notify humans of dangerous environments and can be used in image sensing to detect ultra-violet, infrared and even terahertz frequencies. Graphene can also be used to enhance the strength of materials while reducing product weight, making it a useful material in the production of aviation products. However, its principal initial use will be to improve energy storage and batteries for electric vehicles and for storing wind and solar power. It will help to make possible the green economy, in addition to its other uses.

However, graphene remains costly. At an acceptable purity level, the market price of graphene ranges from $167 to $450 per gram. The cost of the raw materials, as well as the equipment and technology used to manufacture graphene are the principal factors behind its cost.

Our Products

We produce our artificial graphite and graphene from palm seed kernels, a waste product widely available in Malaysia and other countries that produce palm seed oil. Unlike mineral or coal-based or petroleum-based graphite that is ultimately limited and must be mined and processed to produce commercial grade graphite, our raw materials are renewable, and effectively unlimited. We make use of waste from a product that is used in food production and would otherwise need to be disposed. Our proven technology produces graphite at cost of approximately $4,500 per ton making it significantly cheaper than both natural and other sources of artificial graphite.

Our process to produce graphene from palm seed kernel based graphite is also simpler. Taking advantage of the purer graphite produced from palmylation, we can produce highly consistent graphene at a higher purity level, in excess of 99.99% purity. The other physical and chemical properties of our graphene are more consistent than graphene produced from natural graphite as well. The end result is that we can sell a better product at a price of $15 per gram, an over 80% savings.

While it is not possible under current laws to ship the raw palm seed kernels overseas, it is possible to transfer the intermediate product overseas, which would allow manufacturers to meet domestic production requirements. Import and export restriction can be different for different country, due to the regulations regarding different handling practices of palm kernel seeds, one concern being inadvertently introducing foreign bacteria into a country.

We will be able to obtain all the raw materials we need from local sources in Malaysia. Malaysia is the second largest producer of palm seed oil globally, producing approximately 26% of global palm seed oil. As a result, the Malaysian palm seed industry produces over five million tons of palm kernel shells annually. While we are in the process of finalizing agreements with suppliers for long term contracts to secure our raw materials, we believe palm kernel shells will remain readily available as there are currently no other users of palm kernel shells and Malaysia produces 5 million tons of palm kernel shell yearly. Considering our planned production capacity of 10,000 tons of graphite and 60 tons of graphene only required 30,000 tons of dried palm kernel shell, we do not foresee obstacles sourcing our raw materials.

We believe that our cost and quality will allow an acceleration of the growth of the graphite and graphene market, and will make graphite and graphene available for more uses than is possible at current prices and quality. This will allow our customers to offer their products at lower prices accelerating their market adoption.

Our Strategy

We were founded in 2019 to commercialize technology developed by our Chief Technology Officer. To date, our efforts have been focused on proving the efficacy of the technology and obtaining intellectual property protection.

On December 27, 2022, we entered into a supply agreement with Toyoda. Pursuant to the supply agreement, we will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. Toyoda’s main business is to develop, manufacture and sell hydrogen energy vehicles, pure electric vehicles, electric bicycles (including electric motorcycles), drones, electric agriculture vehicles, yachts and hydrogen internal combustion engine vehicle. Toyoda possess all the proprietary and patent right pertaining to such technology. We were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023.

We intend to open our first manufacturing plant in the Kuantan district of Pahang State in Northern Malaysia in the next 18 months. This will put our manufacturing plant in the heart of the palm seed oil industry, giving us ready access to a supply of raw materials. This will give us compete control of the manufacturing process. As we grow, we will construct additional manufacturing plants in different states of Malaysia and also consider building a manufacturing plant in North America to work with EV automakers in the United States of America.

We intend to differentiate ourself from our competitors based on the quality and price of graphite and graphene, as well as sustainability. To accomplish this, we will continue to invest in research and development and build out our sales and marketing team. We currently deliver high quality graphite and graphene at the lowest cost and with the only sustainable manufacturing process currently in use.

We are currently capable of producing 10,000 tons of graphite and 60 tons of graphene annually at our contracted manufacturing facility. Upon completion of the manufacturing plant in Kuantan, Pahang, Malaysia, our management projects the capacity for graphite and graphene will be approximately 10,000 to 50,000 tons and 60 to 200 tons per annum, respectively. Our management assumes the maximum capacity for graphite and graphene to fulfil customer contracts to increase to approximately 100,000 tons and 1,000 tons per annum, respectively.

Our Manufacturing Process

We use palm kernel shell, a biomass waste product that is abundant in Malaysia, as our raw material for producing graphite and graphene. The palm kernel shells are dried and crushed to remove the water and oil to get the pure biomass form. Next our formula is added to the biomass to go through a catalyzation to prepare for the pyrolysis process. Then the pyrolysis process, known as thermal cracking process, extracts the carbon content out from the catalyzed palm kernel shell, producing graphite raw material. The graphite then goes through a process known as material shaping, followed by graphitization process to obtain the palm-based synthetic graphite. This will be our product to be sold to our customers or used as raw material as to make palm kernel-based graphene through graphitization preparation process.

Research and Development

We have developed our technology in collaboration with UKM and UTEM. This allowed us to bring the technology to commercialization faster for more graphene applications, and at a lower cost than would have been possible. While we do not have a formal agreement with UTEM, we signed a Memorandum of Understanding with UKM, which is ranked 129th in the world for best university, for the purpose of research and development collaboration, on February 1, 2021. The Memorandum of Understanding with UKM provides for the following collaborative activities: synthesis and characterization of palm kernel shells biomass-based precursors to produce graphite and graphene; project of preparing high quality and high purity man-made graphite from palm-based biomass; project on biomass man-made graphite as raw material to produce high-quality single-layer graphene; and diversified research and development based on man-made graphene application products, amongst other.

In addition, we appointed UKM UTEM, ranked 450th, Kwansei Gakuin University, ranked 1350th, and Shibaura Institute of Technology, rank 1201th, as Technology Representatives for the Japan region, Imperial College London, world ranked 7th, for the United Kingdom region and Massachusetts Institute of Technology, ranked number 1 in the world, for the United States region, we are also involved in joint research and development in graphite and graphene applications for various types of batteries.

Sales and Marketing

On December 27, 2022, we entered into a supply agreement with Toyoda. Pursuant to the supply agreement, we will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. We were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023.

We use technology that drives the cost advantage to produce graphite and graphene. With the cost advantage, we can penetrate the graphene market, offering higher quality graphene at about 80-90% less than the current market price (market price USD $200 to $450 per gram) offered by the existing suppliers. Furthermore, we can produce higher quality graphene which provides customers with a superior product for downstream production uses such as for energy storage, and the production of supercapacitors and graphene batteries.

Intellectual Property

On March 28, 2022, we entered into a Deed of Assignment, as supplemented by the Supplemental Deed dated July 29, 2022, with ZhongHe Tiancheng Technology Development (Beijing) Co. Ltd, pursuant to which we acquired a palm-based synthetic graphite and the preparation method thereof with the application no. PI2021002802, a palm-based synthetic graphite and the preparation method thereof with the application no. CN111892048A and a preparation system of palm-based synthetic graphite with the application no. CN111675214A and all the intellectual property rights attached thereto. On March 10, 2022, we entered into Intellectual Property Sales Agreement with Liu Yu, as supplemented by the letter from Liu Yu to us dated July 29, 2022, pursuant to which we purchased the process for producing palm-based graphene. We currently own all of the intellectual property rights to our technology and manufacturing process and our technology is not subject to any ownership, intellectual property, or other rights of any parties other than us. We have submitted the following patent applications:

Patent Application No.	Invention
PI2021002802	A PALM-BASED SYNTHETIC GRAPHITE AND THE PREPARATION METHOD THEREOF (patent granted September 22, 2022)

PI2022001906	A PROCESS FOR PRODUCING PALM-BASED GRAPHENE (patent pending)

Our technology will provide a strong alternative option in the artificial graphite market. Traditionally in the market, artificial graphite is preferred by the technology industry due to its higher quality as compared to mineral graphite. Artificial graphite is usually sourced from coal or petroleum coke, which is a byproduct in its respective industry. Therefore, traditional artificial graphite may be limited by shortages or supply chain issues related to coal and petroleum coke. At this time, there are no similar supply chain issues that would affect our access to palm kernel shells used to produce its version of artificial graphite.

Competition

We compete with several manufacturers of graphene and graphite. Principally, these producers are based in China and use either natural or man-made graphite from coal and petrol as the source of their graphene products. All of these competitors are significantly larger than us and have sufficient capital and government support. They have developed long-term relationships with many of their customers. Many of the battery producers for electric vehicles and energy storage are based in China, and despite our superior product and pricing, may elect to continue to purchase from local suppliers. We will need to extend extra efforts to create awareness in the market through promotional activities to achieve market acceptance as we are the world first company to produce high quality and consistent graphite and graphene from palm kernel shell. We believe we will be able to gain market acceptance in light of its more affordable and superior-quality products.

We believe that we can change the dynamic of the graphite and graphene supply chain industry by providing an alternative source of supply of graphite and graphene, decreasing dependency on monopoly suppliers such as those located in China, making up an estimated 92% of the market. By providing a disruptive pricing strategy which significantly reduces the costs, and with the skyrocketing price in the market for graphite and graphene, we will be a strong alternative choice to meet the growing international demand from countries such as the United States, Japan, Europe and other regions as their respective technologies initiatives require graphite and graphene for technology advancement. We also will contribute to a more decentralized supply chain for graphite and graphene, decreasing the potential effects of sanctions in order to avoid the risks of possible sanctions, tariffs, and other supply chain that can be caused by a monopolistic industry.

We believe that at the unprecedented compound annual growth rate (“CAGR”) market growth according to numerous reputable market studies, we will be able to readily find customers given the high demand of our products.

We also believe that we will be able to expand production capacity as needed, and that there are sufficient raw materials in Malaysia for the foreseeable future.

Employees

We have 20 employees in the following departments: research and development, sales and marketing, administration, and we believe our relationship with our employees is cooperative and our employees share the same goals as management to industrialize palm kernel shell-based graphite and graphene, making the products available worldwide.

As we expand, we believe we will be able to source personnel that can contribute to the technical, marketing and business development aspects of the Company.

Facilities

We lease an office space in Technology Park Malaysia, Kuala Lumpur that is approximately 6,499 sq. ft. We intend to construct our first manufacturing facility in the Kuantan district of Pahang State. We estimate the cost of constructing the facility and the acquisition of the necessary equipment will be approximately $400 million. The new facility is projected to be located on 20 acres of land to accommodate the equipment and facilities required for the Company to produce at a capacity of 10,000 tons of graphite and 60 tons of graphene annually by processing 30,000 tons of palm kernel waste annually. The land underlying the new facility has been acquired and local permission to commence construction has been secured. Currently, we believe our first production from this plant will be in the first quarter of fiscal year 2025.

Regulatory Environment

The graphene and graphite industry are governed by laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are significant. Our profitability depends in part upon our ability, and that of our affiliated providers and independent contractors, to operate in compliance with applicable laws and to maintain all applicable licenses. To the extent any of our employees or third-party contractors engages in any misconduct or activity in violation of an applicable law, we may be subject to increased liability under the law or increased government scrutiny. If any such action is instituted against us, and we are not successful in defending ourselves or asserting our rights, such action could have a significant impact on our business, including the imposition of significant fines or other sanctions. Complying with any new legislation and regulations could be time-intensive and expensive, resulting in a material adverse effect on our business.

Legal Proceedings

From time to time, we may become a party to various lawsuits, claims and other legal proceedings that arise in the ordinary course of our business. While the outcomes of these matters are uncertain, management does not expect that the ultimate costs to resolve these matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

Item 1A. Risk Factors

The following risk factors apply to the business and operations of Graphjet Technology and its consolidated subsidiaries. The occurrence of one or more of the events or circumstances described in these risk factors, alone or in combination with other events or circumstances, may adversely affect the ability to realize the anticipated benefits of the Business Combination and may have an adverse effect on the business, cash flows, financial condition and results of operations of Graphjet Technology. We may face additional risks and uncertainties that are not presently known to us or that we currently deem immaterial, which may also impair our business, cash flows, financial condition and results of operations.

Risks Related to Our Business and Industry

We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We were formed on December 23, 2019, and our objective is to become a manufacturer of artificial graphite and graphene using a waste product, palm seed kernels. To date, we have devoted substantially all of our resources to performing research and development and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. Our production methods utilizing palm kernel shells to produce single layer graphene and artificial graphite is a new type of product in the industry. Predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing a new product.

We have incurred losses and expect to incur significant expenses and continuing losses for the foreseeable future, and we may not achieve or maintain profitability.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of December 31, 2023, we had available to us $5,503 of cash on our balance sheet and a working capital deficit of $2,007,327. We expect to continue to incur significant costs in pursuit of constructing our first manufacturing facility, and developing our intellectual property. These factors, among others, raise substantial doubt about our ability to continue as a going concern. The financial statements contained elsewhere in this annual report do not include any adjustments that might result from our inability to continue as a going concern.

We face a variety of risks related to our proposed graphene/graphite manufacturing business.

We plan to develop a graphene/graphite manufacturing business that produces low-cost, high-quality, and high-margin graphene/graphite. The proposed graphene and graphite manufacturing carries a number of risks, including, without limitation:

●	unanticipated liabilities or contingencies, including those related to intellectual property;
●	the need for additional capital and other resources to expand into the graphene/graphite manufacturing business; and
●	competition from better-funded public and private companies, including from producers of natural graphite, artificial graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company.

Entry into a new line of business may also subject us to new laws and regulations with which we are not familiar and may lead to increased litigation and regulatory risk. Further, our graphene/graphite manufacturing business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy. We may not be able to produce graphene or graphite with the characteristics needed for commercial use, and we may not be able to attract a sufficiently large number of customers. Neither the Company nor any member of its management team has directly engaged in producing graphene, graphite or similar materials before, and our lack of experience may result in delays or further complications to the new business. If we are unable to successfully implement our graphene/graphite manufacturing business, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed.

In developing our proposed graphene/graphite manufacturing business, we have and will continue to invest significant time and resources. Initial timetables for the development of our graphene/graphite manufacturing business may not be achieved. Failure to successfully manage these risks in the development and implementation of our new graphene/graphite manufacturing business could have a material adverse effect on our business, results of operations and financial condition.

The graphene and graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

Competition in the graphene and graphite industry is based primarily on market acceptance, material differentiation and quality, delivery reliability and customer service. Competition with respect to new material is, and is expected to continue to be, based primarily on price, performance and cost effectiveness, customer service and product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability.

We may or may not recoup expenditures associated with our growth.

To keep pace with increasing market demand, we need to invest in expanding our production capacity. The manufacture of our graphene and graphite is capital-intensive, and equipment, once purchased, may break down or require costly maintenance or may become obsolete due to technological improvements or other factors. There can be no assurance that investments intended to increase production capacity will have the desired impact which could materially and adversely affect our operating results and financial position.

We may not respond quickly and profitably to continued innovations in the graphene and graphite industry.

We believe that technological advances in graphene and graphite manufacturing will continue to occur and new technologies will continue to develop. Advances in the manufacturing of graphene and graphite could allow our competitors to develop graphene and graphite faster or produce more efficiently or at lower cost than we can or they may have significantly greater sources in which to grow their graphene and graphite innovation more rapidly. If we are unable to adapt or incorporate technological advances into our operations, our production facilities could become less competitive. Further, it may be necessary for us to incur significant expenditures to acquire any new technologies and retrofit our current processes to remain competitive.

If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.

Our sales and marketing efforts may not achieve intended results and, therefore, may not generate the projected revenue we anticipate. As a result of our corporate strategies, we have decided to focus our resources on selected vertical markets. We may change our focus to other markets or applications in the future. There can be no assurance that our focus or our near-term plans will be successful. If we are not able to address markets for graphene and graphite successfully, we may not be able to grow our business, compete effectively or achieve profitability. Although we have secured the letter of intents from our potential customers, such letters are non-binding and can be terminated as and when they want. There can also be no assurance that we will be able to secure the contracts from our potential customers or any other customers.

We are unlikely to enter into any long-term contracts with its customers. The lack of long-term contracts is mainly due to the nature of the business that graphene and graphite prices fluctuate, the prevailing customer practices where the demand for graphene and graphite is subject to the customers’ needs and business decisions, of which are difficult to secure any long- term contracts. The absence of long-term contracts may result in the fluctuation of our sales and result in uncertainties over the overall financial performance. Should our future customers cease purchasing from us, and if we are unable to replace these customers with new customers in a timely manner, our financial performance may be adversely affected. However, we believe that our customers are unlikely to switch to alternative competitors due to price and quality, that differentiate Graphjet to its competitors.

While we strive to ensure customer satisfaction by improving our graphene and graphite quality, strengthening existing business relationships and establishing relationships with new customers to expand our customer base, any adverse economic conditions or slowdowns in the demand graphene may negatively impact the sales, which will consequently result in a decline in our financial performance.

We must continuously invest in research and development and devote significant resources to commercializing new products in the graphene and graphite industry.

To remain competitive, we must continuously invest in research and development and our future growth depends on penetrating new markets, expansion in current markets, and introducing quality graphene and graphite that achieve market acceptance. Much of our technology and intellectual property portfolio is at an early stage of development, and we may not be able to continue to identify, develop, exploit, market and, in certain cases, secure regulatory approval for, innovative graphene and graphite in a timely manner or at all. Further, our graphene and graphite may not achieve market acceptance, create any additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity. In the event that we are not able to secure the customer contracts for the sales of at least 60 tons of graphene yearly throughout 2023- through 2027, our financial performance could be materially affected.

Because we have limited capital, inherent manufacturing risks pose a significant threat to us compared with our larger competitors.

Because we have limited capital, we may be unable to withstand significant losses that can result from inherent risks associated with manufacturing graphene and graphite, including environmental hazards, industrial accidents, flooding, earthquake, interruptions due to weather conditions and other acts of nature which larger competitors could withstand. Such risks could result in damage to or destruction of our infrastructure and production facilities, as well as to adjacent properties, personal injury, environmental damage and processing and production delays, causing monetary losses and possible legal liability.

Any malfunction or system failure on the plant and machinery may interrupt the business operations, result in unavailability of its services and hinder the ability to manage the processing of graphene and graphite to meet its customers’ order and expose us to other operational inefficiencies and risk that could materially and adversely affect the business, financial condition and results of operations.

Risks of relationships with third parties in respect of commercialization, sales and marketing of our graphene and graphite products.

Although we have resources and staff dedicated to research and development and market conditions, other factors such as management efficiencies may make it required or preferable for us to enter into collaboration arrangements with third parties for the commercialization, sales and marketing of our graphene and graphite. If we are not successful entering into appropriate collaboration arrangements or recruiting sales and marketing personnel or in building a sales and marketing infrastructure, we will have difficulty successfully commercializing our graphene and graphite, which would adversely affect our business, operating results and financial condition.

We may not be able to enter into collaboration agreements on terms acceptable to us or at all. In addition, even if we enter into such relationships, we may have limited or no control over the sales, marketing and commercialization activities of these third parties. Our future revenues may depend heavily on the success of the efforts of these third parties. If we elect to establish a sales and marketing infrastructure, we may not realize a positive return on this investment.

Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

Although we have taken many protective measures to protect our technology with trade secrets, know-how and specialized domain expertise, including agreements, limited access, segregation of knowledge, password protections and other measures, policing unauthorized use of proprietary technology can be difficult and expensive.

Also, litigation may be necessary to enforce our intellectual property rights, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Such litigation may result in our intellectual property rights being challenged, limited in scope, or declared invalid or unenforceable. We cannot be certain that the outcome of any litigation will be in our favor, and an adverse determination in any such litigation could impair our intellectual property rights and may harm our business, prospects and reputation.

We rely primarily on know-how, specialized knowledge, domain expertise, trade secrets and non-disclosure, confidentiality and other types of contractual restrictions to establish, maintain, and enforce our intellectual property and proprietary rights. However, our rights under these laws and agreements afford us only limited protection and the actions we take to establish, maintain, and enforce our intellectual property rights may not be adequate. For example, our trade secrets and other confidential information could be disclosed in an unauthorized manner to third parties, our owned or licensed intellectual property rights could be challenged, invalidated, circumvented, infringed, or misappropriated or our intellectual property rights may not be sufficient to provide us with a competitive advantage, any of which could have a material adverse effect on our business, financial condition or operating results.

We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, and suppliers may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. In specific cases indemnify our customers or suppliers against claims that the products we supply infringe, misappropriate, or otherwise violate third party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling or using our products that incorporate the challenged intellectual property;
●	pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);
●	obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms or at all; or
●	redesign our graphene and graphite or means of production, which may not be possible or cost-effective.

Any of the foregoing could adversely affect our business, prospects, operating results and financial condition. In addition, any litigation or claims, whether or not valid, could harm our reputation, result in substantial costs, and divert resources and management attention.

Our success will depend, among other factors, on our ability to obtain, maintain and protect our intellectual property rights.

In order to remain competitive, we must develop, maintain and protect the proprietary aspects of our brands, technologies and data. We rely on a combination of contractual provisions, confidentiality procedures and patent, copyright, trademark, trade secret and other intellectual property laws to protect the proprietary aspects of our brands, technologies and data. These legal measures afford only limited protection, and competitors or others may gain access to or use our intellectual property and proprietary information. Our success will depend, in part, on preserving our trade secrets, maintaining the security of our data and know-how and obtaining and maintaining other intellectual property rights. We may not be able to obtain or maintain intellectual property or other proprietary rights necessary to our business or in a form that provides us with a competitive advantage.

In addition, our trade secrets, data and know-how could be subject to unauthorized use, misappropriation, or disclosure to unauthorized parties, despite our efforts to enter into confidentiality agreements with our employees, consultants, clients and other vendors who have access to such information, and could otherwise become known or be independently discovered by third parties. Our intellectual property, including trademarks, could be challenged, invalidated, infringed, and circumvented by third parties, and our trademarks could also be diluted, declared generic or found to be infringing on other marks. If any of the foregoing occurs, we could be forced to re-brand our products, resulting in loss of brand recognition and requiring us to devote resources to advertising and marketing new brands, and suffer other competitive harm. Third parties may also adopt trademarks similar to ours, which could harm our brand identity and lead to market confusion. Failure to obtain and maintain intellectual property rights necessary to our business and failure to protect, monitor and control the use of our intellectual property rights could negatively impact our ability to compete and cause us to incur significant expenses. The intellectual property laws and other statutory and contractual arrangements in the United States and other jurisdictions we depend upon may not provide sufficient protection in the future to prevent the infringement, use, violation or misappropriation of our trademarks, data, technology and other intellectual property and services, and may not provide an adequate remedy if our intellectual property rights are infringed, misappropriated or otherwise violated.

We rely, in part, on our ability to obtain, maintain, expand, enforce, and defend the scope of our intellectual property portfolio or other proprietary rights, including the amount and timing of any payments we may be required to make in connection with the licensing, filing, defense and enforcement of any patents or other intellectual property rights. The process of applying for and obtaining a patent is expensive, time consuming and complex, and we may not be able to file, prosecute, maintain, enforce or license all necessary or desirable patent applications at a reasonable cost, in a timely manner, or in all jurisdictions where protection may be commercially advantageous, or we may not be able to protect our proprietary rights at all. Despite our efforts to protect our proprietary rights, unauthorized parties may be able to obtain and use information that we regard as proprietary. In addition, the issuance of a patent does not ensure that it is valid or enforceable, so even if we obtain patents, they may not be valid or enforceable against third parties.

Graphjet received approval of its patent application for a palm-based synthetic graphite and the preparation method thereof on September 22, 2022. In addition, Graphjet Technology currently has a pending patent application for its process for producing palm-based graphene. Our patent application for producing palm-based graphene may not result in an issued patent and our patents may not be sufficiently broad to protect our technology. Moreover, even if we are able to obtain patent protection for both productions, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

We depend on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services.

We contract, or will contract, with third parties for certain services relating to the design, construction and maintenance of various components of our production facilities and other systems. If these third parties fail to comply with their obligations, the facilities may not operate as intended, which may result in delays in the production of our products and materially adversely affect our ability to meet our production targets and satisfy customer requirements or we may be required to recognize impairment charges. In addition, production delays could cause us to miss deliveries and breach our contracts, which could damage our relationships with our customers and subject us to claims for damages under our contracts. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

We will also rely primarily on third parties for the transportation of our products. In particular, a significant portion of our goods are transported to different countries, which requires sophisticated warehousing, logistics and other resources. If any of the third parties that we use to transport products are unable to deliver the goods in a timely manner, we may be unable to sell these products at full value or at all, which could cause us to miss deliveries and breach our contracts, which could damage our relationships with our customers and subject us to claims for damages under our contracts. Any of these events could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Our business may be impacted by international instability, war, terrorism, and geopolitical events.

International political and economic instability or volatility, geopolitical regional conflicts, terrorist activity, political unrest, civil strife, acts of war, public corruption, expropriation and other economic or political uncertainties could interrupt and negatively affect the performance of our services, sale of our products or other business operations. A slowdown in economic growth in some emerging markets could result in long sales cycles, greater risk of uncollectible accounts and longer collection cycles. Fluctuations or devaluations in currency values, especially in emerging markets, could have an adverse effect on us, our suppliers, logistics providers and manufacturing vendors. Although our reporting currency is the U.S. dollar, we operate in different geographical areas and transact in a range of currencies in addition to the U.S. dollar, such as Malaysian Ringgit. As a result, movements in exchange rates may cause our revenue and expenses to fluctuate, impacting our profitability, financial position and cash flows. All of these factors could result in increased costs or decreased revenues, and could materially and adversely affect our product sales, financial condition and results of operations.

Our projections are subject to significant risks, assumptions, estimates and uncertainties, including assumptions regarding the demand for our products. As a result, our projected revenues, market share, expenses and profitability may differ materially from our expectations in any given quarter or fiscal year.

To date, we have not had any sales of our products, but have three letters of intent with potential customers and on December 27, 2022, we executed ours first supply agreement with Toyoda Trike Inc. This supply agreement provides that we will supply graphite and graphene amounting to $30 million to Toyoda Trike for their carbon neutral mobility product. Thus, we are expected to be the key supplier of raw materials for Toyoda’s carbon neutral mobility products as its first customer contract. However, there remains uncertainty as to the timing of delivery of this product and the acquisition of additional contracts and customers. We were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023.

We operate in a rapidly changing and competitive industry and our projections are subject to the risks and assumptions made by management with respect to our industry. Further, the synthetic graphene industry is a dynamic industry, characterized by rapid changes in technology, frequent introduction of new and more advanced solutions as well as evolving industry standards. Market demand advances at a rapid pace and industry standards constantly evolve. We are subject to the risks of inability to incorporate leading technologies and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis; and inability to maintain, upgrade and develop our systems and infrastructure to cater to rapidly expanding operations.

Operating results are difficult to forecast as they generally depend on our assessment of the timing of orders and delivery of product. Additionally, our business may be affected by reductions in demand for product and the price of competitors product as a result of a number of factors which may be difficult to predict. Similarly, our assumptions and expectations with respect to margins and the pricing of our graphene and graphite product may not prove to be accurate since we do not have any operating history. This may result in decreased revenue, and we may be unable to adopt measures in a timely manner to compensate for any unexpected shortfall in revenue. This inability could cause our operating results in a given quarter or year to be higher or lower than expected. If actual results differ from our estimates, analysts or investors may negatively react and our share price could be materially adversely affected.

Our future success depends in part on our ability to increase our production capacity and we may not be able to do so in a cost-effective manner.

We intend to begin construction on a manufacturing plant. Our ability to plan, construct and equip the manufacturing plant, and any future additional manufacturing plants, is subject to significant risks and uncertainties, including the following:

●	The expansion or construction of any manufacturing facilities will be subject to the risks inherent in the development and construction of new facilities, including risks of delays and cost overruns as a result of factors outside our control, such as delays in government approvals, burdensome permitting conditions, and delays in the delivery of manufacturing equipment and subsystems that we manufacture or obtain from suppliers.
●	Adding manufacturing capacity in any international location will subject us to new laws and regulations including those pertaining to labor and employment, environmental and export import. In addition, it brings with it the risk of managing larger scale foreign operations.
●	We may be unable to achieve the production throughput necessary to achieve our target annualized production run rate at our current and future manufacturing facilities.
●	Manufacturing equipment may take longer and cost more to engineer and build than expected and may not operate as required to meet our Production plans.
●	We may depend on third-party relationships in the development and operation of additional production capacity, which may subject us to the risk that such third parties do not fulfill their obligations to us under our arrangements with them.
●	We may be unable to attract or retain qualified personnel.
●	Natural disaster events, such as earthquakes, tsunamis, floods, monsoon seasons, severe weather conditions, and landslides, which could have an adverse effect on the progress of the construction of the manufacturing plant.
●	We use external freight shipping and transportation services to transport and deliver materials and equipment for our manufacturing plant. Adverse fluctuations in freight costs, limitations on shipping and receiving capacity, and other disruptions in the transportation and shipping infrastructure at important shipping and delivery points could materially adversely affect the progress of the manufacturing plant.
●	Our equipment for the production will be imported from China to Malaysia, in which this will be subjected to the legislations, regulations and/or policy regarding importation, exportation and customs in Malaysia and China.
●	Labor shortage or work stoppages would also affect the progress, as such, we will source available workforce locally and/or from the surrounding community.
●	Delays in construction of our manufacturing plant.
●	We are subject to laws, regulations and standards, related to building and operation of the manufacturing plant, including product safety, health and safety and environmental matters. We may also face unexpected delays in obtaining permits and approvals required under relevant laws in connection with the construction and operation of the manufacturing plant.

If we are unable to expand our manufacturing facilities, we may be unable to further scale our business. If the demand for our product or our production output decreases or does not rise as expected, we may not be able to spread a significant amount of our fixed costs over the production volume, thereby increasing our per unit fixed cost, which would have a negative impact on our financial condition and results of operations.

If we fail to manage our growth effectively, our business and operating results may suffer.

Our current growth and future growth plans may make it difficult for us to efficiently operate our business, challenging us to effectively manage our capital expenditures and control our costs while we expand our operations to increase our revenue. If we experience significant growth in orders, without improvements in automation and efficiency, we may need additional manufacturing capacity and we and some of our suppliers may need additional and capital intensive equipment. Any growth in manufacturing must include a scaling of quality control as the increase in production increases the possible impact of manufacturing defects. In addition, any growth in the volume of sales of our products may outpace our ability to engage sufficient and experienced personnel to manage the higher number of installations and to engage contractors to complete installations on a timely basis and in accordance with our expectations and standards. Any failure to manage our growth effectively could materially and adversely affect our business, prospects, operating results and financial condition. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully.

If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could be harmed.

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The performance of the business operation, implementation of on-going projects and successful execution on the business strategy will depend on the expertise, experience, and contribution of the management team, namely Mr. Lim Hooi Beng, Mr. Aw Jeen Rong and Mr. Aiden Lee. The loss of the services of any of our key executives or employees could disrupt our operations, delay the development and introduction of our products and services, and negatively impact our business, prospects and operating results. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field. We cannot assure that we will be able to afford the compensation packages customary in our filed, which may lead to inability to attract and retain leadership and talent. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

We may be involved in legal proceedings, administrative proceedings, claims and other litigation that arise in the ordinary course of business. In addition, since our products are a new type of graphene and graphite product, we may in the future need to seek the amendment of existing regulations or, in some cases, the creation of new regulations, in order to operate our business in some jurisdictions. Such regulatory processes may require public hearings concerning our business, which could expose us to subsequent litigation.

A substantial number of lawsuits have been filed by SPAC shareholders seeking to contest the terms of, or disclosures surrounding, de-SPAC merger transactions. While shareholders and plaintiffs’ firms have long contested public company M&A transactions, and are bringing similar challenges to de-SPAC merger transactions, certain structural features of SPACs have led shareholders to make new twists on those arguments. For example, shareholders in a SPAC sued in Delaware state court to enjoin a de-SPAC transaction arguing that the SPAC directors and officers breached their fiduciary duties by rushing to sign a deal just before the time limit to return capital to investors expired that was not in the best interests of SPAC shareholders. The plaintiffs also alleged that several of the SPAC’s managers lacked independence because they were promised board membership in the post-transaction company. The lawsuit was voluntarily dismissed after the SPAC issued additional disclosures.

Another SPAC was sued in Delaware to enjoin the merger, where the shareholders argued that the SPAC’s directors breached their fiduciary duties by signing a merger agreement that would give the target’s current owners voting control of the post-merger company, and also by waiving the corporate opportunity doctrine to allow the owners of the target to compete with the post-merger company. According to the plaintiffs, the sponsors permitted these deal terms because they were more focused on their next SPAC than the future of the target company.

Shareholders have also filed dozens of nuisance claims alleging misleading disclosures in proxy statements soliciting shareholder approval of de-SPAC merger transactions. These kinds of proxy statement challenges, which are common in the public M&A setting, are frequently brought under Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9. In these actions, plaintiffs’ lawyers threaten to enjoin a shareholder vote until the issuer releases supplemental information. These actions frequently settle or are voluntarily dismissed when the company issues additional disclosures, and plaintiffs’ lawyers then seek a “mootness fee” usually after the closing of the business combination. Commentators and courts have criticized this minuet on the ground that the supplemental disclosures confer no real benefits on shareholders. We can expect plaintiffs’ securities law firms to continue to file these claims in connection with many de-SPAC merger transactions to recoup these fees.

Unfavorable outcomes or developments relating to proceedings to which we are a party or transactions involving our products, such as judgments for monetary damages, injunctions, or denial or revocation of permits, could have a material adverse effect on our business, financial condition, and results of operations. In addition, settlement of claims could adversely affect our financial condition and results of operations.

Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

We, our programs, our collaborators, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information, including but not limited to intellectual property, proprietary business information and personal information, in connection with our business activities. Our internal IT systems and those of current and future third parties on which we rely may fail and are vulnerable to breakdown, breach, interruption or damage from cyber incidents, employee error or malfeasance, theft or misuse, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our, our programs’, our collaborators’, third-party logistics providers’, distributors’ and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Similarly, there can be no assurance that our collaborators, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although to our knowledge we have not experienced any such material system failure or material security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations.

Any cyber-attack that leads to unauthorized access, use, or disclosure of personal information, data breach or destruction or loss of data could result in a violation of applicable U.S. and international privacy, data protection and other laws and regulations, subject us to litigation and governmental investigations, proceedings and regulatory actions by federal, state and local regulatory entities in the United States and by international regulatory entities, resulting in exposure to material civil and/or criminal liability, cause us to breach our contractual obligations, which could result in significant legal and financial exposure and reputational damages. As cyber threats continue to evolve, we may be required to incur significant additional expenses in order to implement further data protection measures or to remediate any information security vulnerability. Further, our general liability insurance and corporate risk program may not cover all potential claims to which we are exposed and may not be adequate to indemnify us for all liability that maybe imposed, which could have a material adverse effect on our business and prospects. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages as a result of the events referenced above.

We are dependent on the Palm Oil Industry for Availability of Raw Material

Any fluctuation of the selling price could materially, either positively or negatively, affect our business and financial condition. The processing of graphene is contingent on the availability of raw material such as palm kernel shell, which is a natural commodity that is exposed to price volatility as a result of market demand and supply conditions. As such, we are exposed to the price volatility of raw material. We are also dependent on the palm oil industry to source the raw material such as the palm kernels for our products to ensure successful business operations and financial performance. A slowdown in the palm oil industry due to, among others, a fall in the global market prices of crude palm oil and crude palm kernel oil, a decline in demand for palm oil and palm oil product due to among others, trade barriers and restrictions, actions by pressure groups and changing customer preference, adverse changes in the countries where palm oil plantations are located, natural disasters, changes to climatic conditions that adversely affect oil palm cultivation and crop production or other factors that may affect oil palm cultivation, crop production and demand for palm oil and its derivatives and product would have a material adverse effect on our business operations and financial performance if we are not be able to source for sufficient raw material elsewhere.

Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.

An important part of targeting international markets is increasing our brand awareness and establishing relationships with customers internationally. However, there are certain risks inherent in doing business in international market, which is heavily regulated in many jurisdictions. These risks include:

●	local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the disease caused by the SARS-CoV-2 novel coronavirus (COVID-19), and Middle East Respiratory Syndrome (MERS);
●	multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;
●

obtaining regulatory approvals or clearances where required for the sale of our products in various countries; requirements to maintain data and the processing of that data on servers located in countries in which we may operate;

●	protecting and enforcing our intellectual property rights;
●	competition from companies with significant market share in our market, with greater resources than we have and with a better understanding of user preferences;
●

financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services; the inability to manage and coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change;

●	currency exchange rate fluctuations, changes in currency policies or practices and restrictions on currency conversion;
●	limitations or restrictions on the repatriation or other transfer of funds;
●	the inability to enforce agreements, collect payments or seek recourse under or comply with differing commercial laws;
●	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other market restrictions; and
●	managing the potential conflicts between locally accepted business practices and our obligations to comply with laws and regulations, including anti-corruption and anti-money laundering laws and regulations;

Our overall success and ability to continue to expand our business depends, in part, on our ability to anticipate and effectively manage these risks and there can be no assurance that we will be able to do so without incurring unexpected or increased costs. If we are not able to manage the risks related to our international operations, our business, financial condition and results of operations may be materially adversely affected. In certain regions, the degree of these risks may be higher due to more volatile economic, political or social conditions, less developed and predictable legal and regulatory regimes and increased potential for various types of adverse governmental action. Our ability to continue to expand our business and to attract talented employees, customers and members in various international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business. Entering new international markets is expensive, our ability to successfully gain market acceptance or establish a robust customer base in any particular market is uncertain. Further, the potential distraction this could cause our senior management team could lead to other areas of our operations being neglected and harm our business, financial condition and results of operations.

We may make investments into or acquire other companies or technologies, which could divert our management’s attention, result in dilution to our shareholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition and results of operations.

The pursuit of potential acquisitions may divert the attention of management and cause us to incur various expenses in identifying, investigating, and pursuing suitable acquisitions, whether or not they are consummated. In addition, we have limited experience in acquiring other businesses and may have difficulty integrating acquired businesses or assets, or otherwise realizing any of the anticipated benefits of acquisitions. If we acquire additional businesses, we may not be able to integrate the acquired operations and technologies successfully, or effectively manage the combined business following the acquisition. Integration may prove to be difficult due to the necessity of integrating personnel with disparate business backgrounds, different geographical locations and who may be accustomed to different corporate cultures.

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;
●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;
●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
●	difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;
●	diversion of management’s attention or resources from other business concerns;
●	adverse effects on our existing business relationships or strategic partners as a result of the acquisition;
●	complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;
●	the potential loss of key employees;
●	acquisition targets not having as robust internal controls over financial reporting as would be expected of a public company;
●	possible cash flow interruption or loss of revenue as a result of transitional matters; and
●	use of substantial portions of our available cash to consummate the acquisition.

We may issue equity securities or incur indebtedness to pay for any such acquisition or investment, which could adversely affect our business, financial condition or results of operations. Any such issuances of additional shares may cause shareholders to experience significant dilution of their ownership interests and the per share value of our ordinary shares to decline. In addition, a significant portion of the purchase price of any companies we acquire may be allocated to acquired goodwill and other intangible assets, which must be assessed for impairment at least annually. In the future, if our acquisitions do not yield expected returns, we may be required to take charges to our results of operations based on this impairment assessment process, which could adversely affect our results of operations.

Risks Related to our Intellectual Property

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position. We rely on a combination of patents, trade secrets (including know-how), employee and third-party nondisclosure agreements, copyrights, trademarks, intellectual property licenses, and other contractual rights to establish and protect our rights in our technology. Despite our efforts to protect our proprietary rights, third parties may attempt to copy or otherwise obtain and use our intellectual property or seek court declarations that they do not infringe upon our intellectual property rights or those rights are not enforceable. Monitoring unauthorized use of our intellectual property is difficult and costly, and the steps we have taken or will take are aimed to prevent misappropriation. From time to time, we may have to resort to litigation to enforce our intellectual property rights, which could result in substantial costs and diversion of our resources, including significant amounts of time from our key executives and management, and may not have the desired outcome.

Patent, trademark, and trade secret laws vary significantly throughout the world. Some countries do not protect intellectual property rights to the same extent as do the laws of the United States and European Union. Therefore, we may not be able to secure certain intellectual property rights in some jurisdictions, and our intellectual property rights may not be as strong or as easily enforced outside of the United States and the European Union. Failure to adequately protect our intellectual property rights could result in our competitors offering similar products, potentially resulting in the loss of some of our competitive advantage and a decrease in our revenue which, would adversely affect our business, prospects, financial condition and operating results.

Our patent applications may not issue as patents, which may have a material adverse effect on our ability to prevent others from commercially exploiting products similar to ours.

Our future success will be dependent in part on our research and development of our palm-based artificial graphene technology and the protection of our intellectual property. We have registered our technology and equipment for patents, which is pending examination, and commercialized its research and development and marketing capability to form our production enterprise. The realization of anticipated benefits and expected business arising from our proprietary intellectual property are dependent in part on the successful implementation of our business strategies.

We cannot be certain that our pending patent application will result in an issued patent for our graphene production. The status of patents involves complex legal and factual questions, and the breadth of claims allowed is uncertain. As a result, we cannot be certain that the patent applications that we file will result in patents being issued, or that any patents that may be issued to us in the future will afford protection against competitors with similar technology. In addition, patent applications filed in foreign countries are subject to laws, rules, and procedures that differ from those of the United States, and thus we cannot be certain that foreign patent applications will be issued in other regions. Furthermore, even if these patent applications are accepted and the associated patents issued, some foreign countries provide significantly less effective patent enforcement than in the United States.

In addition, patents that may be issued to us may be infringed upon or designed around by competitors, suppliers or others which may obtain patents that we need to license or design around, either of which would increase costs and may adversely affect our business, prospects, and operating results.

As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect we effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies.

We cannot assure you that we will be granted patents pursuant to our pending applications or those we plan to file in the future. Even if our patent applications succeed and we are issued patents in accordance with them, these patents could be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide we with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to us. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we has developed and is developing our technology. These patents and patent applications might have priority over our patent applications and could result in refusal of or invalidation of our patent applications. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, leasing or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents (including non-practicing entities or other patent licensing organizations), trademarks or other intellectual property regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease manufacturing our aircraft, or discontinue use of certain components in our aircraft, or offering services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;

●	redesign our aircraft; or

●	establish and maintain alternative branding for our aircraft or services.

In the event of a successful claim of infringement against us and our failure or inability to obtain a license to the infringed technology or other intellectual property right, our business, prospects, operating results and financial condition could be materially and adversely affected. In addition, any litigation or claims, whether or not valid, could result in substantial costs, negative publicity and diversion of resources and management attention.

We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Many of our employees were previously employed by other companies or by suppliers to companies in the same industry we operate. We may be subject to claims that us or these employees have inadvertently or otherwise used or disclosed trade secrets or other proprietary information of our former employers. Litigation may be necessary to defend against these claims. If we fail in defending such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel. A loss of key personnel or our work product could hamper or prevent our ability to commercialize our products, which could severely harm our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and demand on management resources.

Risks Related to the Regulatory Environment in Which We Operate

Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

As we expand in international markets, customers may have difficulty or be unable to integrate our products into their existing systems or may have difficulty complying with foreign regulatory and commercial requirements. As a result, our products may require redesign. Any redesign of the product may delay sales or cause quality issues. In addition, we may be subject to a variety of other risks associated with international business, including import/export restrictions, fluctuations in currency exchange rates and economic or political instability. In addition, doing business internationally subjects us to risks relating to political or social unrest, as well as corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act. If any of these events occur, our businesses may be adversely affected.

Our operations are subject to hazards which could result in significant liability to us.

Our operations are subject to hazards associated with manufacturing and the related use, storage, transportation and disposal of raw materials, products and wastes. These hazards include explosions, fires, severe weather (including but not limited to hurricanes or other adverse weather that may be increasing as a result of climate change) and natural disasters, industrial accidents, mechanical failures, discharges or releases of toxic or hazardous substances or gases, transportation interruptions, human error and terrorist activities. These hazards can cause personal injury and loss of life, severe damage to or destruction of property and equipment as well as environmental damage, and may result in suspension of operations and the imposition of civil and criminal liabilities, including penalties and damage awards. While we believe our insurance policies are in accordance with customary industry practices, such insurance may not cover all risks associated with the hazards of our business and is subject to limitations, including deductibles and maximum liabilities covered. We may incur losses beyond the limits, or outside the coverage, of our insurance policies. In the future, we may not be able to obtain coverage at current levels, and our premiums may increase significantly on coverage that we maintain. Costs associated with unanticipated events in excess of our insurance coverage could have a material adverse effect on our business, competitive or financial position or our ongoing results of operations.

Complying with numerous health, safety and environmental regulations is both complex and costly.

Our business is subject to numerous health, safety, and environmental requirements in Malaysia. Such laws and regulations govern, among other matters, air emissions, wastewater discharges, solid and hazardous waste management and the use, composition, handling, distribution, and transportation of hazardous materials. Many such laws and regulations are becoming increasingly stringent (and may impose strict liability) and the cost of compliance with these requirements can be expected to increase over time. Although we believe that our operations comply with applicable regulations, any failure to comply with these laws and regulations could result in us incurring costs and /or liabilities, including as a result of regulatory enforcement, personal injury, property damage and claims and litigation resulting from such events, which could adversely affect our results of operations and financial condition.

Industrial operations can be hazardous.

Accidents involving the mishandling of heavy equipment or hazardous substances could cause severe or critical damage or injury to property and human health. Such an event could result in civil lawsuits and/or regulatory enforcement proceedings, both of which could lead to significant liabilities. Any damage to persons, equipment or property or other disruption of our business could result in significant additional costs to replace, repair and insure assets, which could negatively affect our business, prospects, operating results and financial condition.

We may be subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

We and our products may be import and export controls and trade and economic sanctions regulations, which prohibit the shipment or provision of certain products and solutions to certain countries, governments and persons. We are also subject laws and regulations governing our operations, including regulations administered by the governments of Malaysia, including applicable export control regulations, economic sanctions and embargoes on certain countries and persons, anti-money laundering laws, import and customs requirements and currency exchange regulations. While we have mechanisms to identify high-risk individuals and entities before contracting with them, an instance of non-compliance with all such applicable laws could result in our being subject to criminal and civil penalties, disgorgement and other sanctions and remedial measures, and legal expenses. Likewise, any investigation of any potential violations of such laws could also have an adverse impact on our reputation, our business, results of operations and financial condition.

Risks Related to Our Organization and Structure

Our management team may not successfully or efficiently manage its transition to being a public company.

As a public company, we have incurred new obligations relating to our reporting, procedures, and internal controls. These new obligations and attendant scrutiny will require investments of significant time and energy from our executives and could divert their attention away from the day-to-day management of our business, which in turn could adversely affect our financial condition or operating results.

The members of our management team have extensive experience leading complex organizations. However, they have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws, rules and regulations that specifically govern public companies.

We will incur significant increased expenses and administrative burdens as a public company, which could have an adverse effect on our business, financial condition and results of operations.

As a result of the consummation of the Business Combination, we face increased legal, accounting, administrative and other costs and expenses as a public company that we did not incur as a private company. The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”), including the requirements of Section 404, as well as rules and regulations subsequently implemented by the SEC, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and the rules and regulations promulgated and to be promulgated thereunder, Public Company Accounting Oversight Board (the “PCAOB”) and the securities exchanges, impose additional reporting and other obligations on public companies. Compliance with public company requirements will increase costs and make certain activities more time-consuming. A number of those requirements have and will require us to carry out activities we have not done previously. For example, we have created new board committees and will adopt new internal controls and disclosure controls and procedures. In addition, expenses associated with SEC reporting requirements will be incurred. Furthermore, if any issues in complying with those requirements are identified, we could incur additional costs rectifying those issues, and the existence of those issues could adversely affect our reputation or investor perceptions of us. It may also be more expensive to obtain director and officer liability insurance. Risks associated with our status as a public company may make it more difficult to attract and retain qualified persons to serve on the Board or as executive officers. The additional reporting and other obligations imposed by these rules and regulations will increase legal and financial compliance costs and the costs of related legal, accounting and administrative activities. These increased costs will require us to divert a significant amount of money that could otherwise be used to expand the business and achieve strategic objectives. Advocacy efforts by shareholders and third parties may also prompt additional changes in governance and reporting requirements, which could further increase costs.

We will need to improve our operational and financial systems to support our expected growth, increasingly complex business arrangements, and rules governing revenue and expense recognition and any inability to do so will adversely affect our billing and reporting.

To manage the expected growth of our operations and increasing complexity, we will need to improve our operational and financial systems, procedures, and controls and continue to increase systems automation to reduce reliance on manual operations. Any inability to do so will affect our manufacturing operations, customer billing and reporting. Our current and planned systems, procedures and controls may not be adequate to support our complex arrangements and the rules governing revenue and expense recognition for our future operations and expected growth. Delays or problems associated with any improvement or expansion of our operational and financial systems and controls could adversely affect our relationships with our customers, cause harm to our reputation and brand and could also result in errors in our financial and other reporting. We expect that complying with these rules and regulations will substantially increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These increased costs will increase our net loss and we cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements.

Our management has limited experience in operating a U.S.-listed public company.

Our management has limited experience in the management of a U.S.-listed public company. Our management team may not successfully or effectively manage our transition to a U.S.-listed public company that will be subject to significant regulatory oversight and reporting obligations under federal securities laws. Their limited experience in dealing with the increasingly complex laws pertaining to public companies could be a significant disadvantage in that it is likely that an increasing amount of their time may be devoted to these activities which will result in less time being devoted to the management and growth of the combined company. We may not have adequate personnel with the appropriate level of knowledge, experience, and training in the accounting policies, practices or internal controls over financial reporting required of U.S.-listed public companies. The development and implementation of the standards and controls necessary for the combined company to achieve the level of accounting standards required of a public company listed on a public exchange in the United States may require costs greater than expected. It is possible that we will be required to expand our employee base and hire additional employees to support our operations as a public company, which will increase our operating costs in future periods.

We will be an “emerging growth company,” and our reduced SEC reporting requirements may make our shares less attractive to investors.

We will be an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). We will remain an “emerging growth company” until the earliest to occur of (i) the last day of the fiscal year (a) following the fifth anniversary of the closing of the Business Combination, (b) in which we have total annual gross revenue of at least $1.235 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of Graphjet Technology Shares held by non-affiliates exceeds $700 million as of the last business day of our second fiscal quarter, and (ii) the date on which we issued more than $1.0 billion in non-convertible debt during the prior three-year period. We intend to take advantage of exemptions from various reporting requirements that are applicable to most other public companies, such as an exemption from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our shares less attractive because we intend to rely on certain of these exemptions and benefits under the JOBS Act. If some investors find our shares less attractive as a result, there may be a less active, liquid and/or orderly trading market for our shares and the market price and trading volume of our shares may be more volatile and decline significantly.

If we qualify as a foreign private issuer, we will be exempt from a number of rules under the U.S. securities laws and will be permitted to file less information with the SEC than a U.S. domestic public company, which may limit the information available to our shareholders.

We may qualify as a foreign private issuer, as such term is defined in Rule 405 under the Securities Act. If a foreign private issuer, we will not be subject to all of the disclosure requirements applicable to public companies organized within the United States. For example, we will be exempt from certain rules under the Exchange Act that regulate disclosure obligations and procedural requirements related to the solicitation of proxies, consents or authorizations applicable to a security registered under the Exchange Act, including the U.S. proxy rules under Section 14 of the Exchange Act. As long as we are a foreign private issuer, we will not be required to obtain shareholder approval for certain dilutive events, such as the establishment or material amendment of certain equity-based compensation plans, we will not be required to provide detailed executive compensation disclosure in our periodic reports, and we will be exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. In addition, our officers and directors will be exempt from the reporting and “short-swing” profit recovery provisions of Section 16 of the Exchange Act and related rules with respect to their purchases and sales of our securities.

If we qualify as a foreign private issuer, we intend to submit quarterly interim consolidated financial data to the SEC under cover of the SEC’s Form 6-K, we will not be required to file periodic reports and financial statements with the SEC as frequently or as promptly as U.S. domestic public companies and will not be required to file quarterly reports on Form 10-Q or current reports on Form 8-K under the Exchange Act.

Also, as a foreign private issuer, we will be permitted to follow home country practice in lieu of certain Nasdaq corporate governance rules, as discussed under “Description of Holdco Securities — Periodic Reporting Under U.S. Securities Law,” including those that permit a lower quorum requirement and require listed companies to have a majority of independent directors (although all of the members of the audit committee must be independent under the Exchange Act) and independent director oversight of executive compensation, nomination of directors and corporate governance matters; have regularly scheduled executive sessions with only independent directors; and adopt and disclose a code of ethics for directors, officers and employee. Accordingly, our shareholders may not have the same protections afforded to shareholders of listed companies that are subject to all of the applicable corporate governance requirements.

Risks Related to Taxes

U.S. holders that directly or indirectly own 10% or more of Graphjet Technology’s equity interests may be subject to adverse U.S. federal income tax consequences under rules applicable to U.S. shareholders of controlled foreign corporations.

A non-U.S. corporation generally will be classified as a controlled foreign corporation for U.S. federal income tax purposes (a “CFC”), if “10% U.S. equityholders” (as defined below) own, directly, indirectly or constructively, more than 50% of either (i) the total combined voting power of all classes of shares of such corporation entitled to vote or (ii) the total value of the shares of such corporation. We do not believe that Graphjet Technology would be classified as a CFC at the time of Closing, although CFC status is determined after taking into account complex constructive ownership rules and, accordingly, there can be no assurance in this regard. The U.S. federal income tax consequences for U.S. holders who at all times are not 10% U.S. equityholders would not be affected by the CFC rules. However, a U.S. holder that owns (or is treated as owning, directly, indirectly or constructively, including by applying certain attribution rules) 10% or more of the combined voting power of all classes of the Combined Entity’s shares entitled to vote or the total value of our equity interests (including equity interests attributable to a deemed exercise of options and convertible debt instruments), or a “10% U.S. equityholder”, if it were classified as a CFC, would generally be subject to current U.S. federal income taxation on a portion of the Combined Entity’s applicable subsidiaries’ earnings and profits (as determined for U.S. federal income tax purposes) and its earnings and profits, regardless of whether such 10% U.S. equityholder receives any actual distributions. In addition, if we were classified as a CFC, a portion of any gains realized on the sale of its Combined Entity Ordinary Shares by a 10% U.S. equityholder may be treated as ordinary income. The Combined Entity cannot provide any assurances that Graphjet Technology will assist U.S. Holders in determining whether Graphjet Technology or any of its subsidiaries are treated as a controlled foreign corporation for U.S. federal income tax purposes or whether any U.S. Holder is treated as a 10% U.S. equityholder with respect to any of such controlled foreign corporations or furnish to any holder information that may be necessary to comply with reporting and tax paying obligations if Graphjet Technology, or any of its subsidiaries, is treated as a controlled foreign corporation for U.S. federal income tax purposes. Each U.S. holder should consult its own tax advisor regarding the CFC rules and whether such U.S. holder may be a 10% U.S. equityholder for purposes of these rules.

Our U.S. shareholders may suffer adverse tax consequences if we are classified as a “passive foreign investment company.”

A non-U.S. corporation generally will be treated as a “passive foreign investment company” (“PFIC”), for U.S. federal income tax purposes, in any taxable year if either (1) at least 75% of its gross income for such year is passive income or (2) at least 50% of the value of its assets (generally based on an average of the quarterly values of the assets) during such year is attributable to assets that produce or are held for the production of passive income. Based on the current and anticipated composition of the income, assets and operations of Graphjet Technology and its subsidiaries and certain factual assumptions, Graphjet Technology does not expect to be treated as a PFIC for the taxable year ending December 31, 2022. Because the value of its gross assets is likely to be determined in part by reference to its market capitalization, a decline in the value of Combined Entity Ordinary Shares may result in Graphjet Technology becoming a PFIC. Accordingly, there can be no assurance that we will not be considered a PFIC for any taxable year. If we are a PFIC for any taxable year during which a U.S. Holder (as defined in “Material U.S. Federal Income Tax Considerations”) holds its ordinary shares, certain adverse U.S. federal income tax consequences could apply to such U.S. Holder. Prospective U.S. Holders should consult their tax advisors regarding the potential application of the PFIC rules to them. See “Material U.S. Federal Income Tax Considerations.”

The transfer of our Class A ordinary shares may be subject to U.S. estate and generation-skipping transfer tax.

Because our Class A ordinary shares will be treated as shares of a U.S. domestic corporation for U.S. federal income tax purposes, the U.S. estate and generation-skipping transfer tax rules generally may apply to a non-U.S. holder’s ownership and transfer of our Class A ordinary shares.

Changes in tax laws may affect our shareholders and other investors.

There can be no assurance that U.S. federal income tax treatment or an investment in us will not be modified, prospectively or retroactively, by legislative, judicial or administrative action, in a manner adverse to us or our shareholders or other investors.

Risks Related to Ownership of Our Securities

An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

The price of our securities may vary significantly due to factors specific to us as well as to general market or economic conditions. Furthermore, an active trading market for our securities may never develop or, if developed, it may not be sustained. You may be unable to sell your securities unless a market can be established and sustained.

Our failure to meet Nasdaq’s continued listing requirements could result in a delisting of our shares.

If, after listing, we fails to satisfy Nasdaq’s continued listing requirements, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our shares. Such a delisting would likely have a negative effect on the price of our shares and would impair your ability to sell or purchase our shares when you wish to do so. In the event of a delisting, we can provide no assurance that any action taken by us to restore compliance with listing requirements would allow our shares to become listed again, stabilize the market price or improve the liquidity of our shares, prevent our shares from dropping below Nasdaq’s minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

If Nasdaq delists our securities from trading on its exchange and we are not able to list our securities on another national securities exchange, we expect our securities could be quoted on an over-the-counter market. If this were to occur, we could face significant material adverse consequences, including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Class A ordinary shares are “penny stock” which will require brokers trading in the Class A ordinary shares to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

●	a limited amount of news and analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

The market price of our Class A ordinary shares may decline following the Business Combination.

The market price of our Common Shares may decline following the Business Combination for a number of reasons including if:

●	investors react negatively to the prospects of our business;

●	the effect of the Business Combination on our business and prospects is not consistent with the expectations of financial or industry analysts; or

●	we do not achieve the perceived benefits of the Business Combination as rapidly or to the extent anticipated by financial or industry analysts.

If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline.

The trading market for our shares will depend on the research and reports that securities or industry analysts publish about us or our business. Currently, we do not have any analyst coverage and may not obtain analyst coverage in the future. In the event we obtain analyst coverage, we will not have any control over such analysts. If one or more of the analysts who cover us downgrade our shares or change their opinion of our shares, the share price would likely decline. If one or more of these analysts cease coverage of us or we or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Our Class A ordinary shares price may decline and you could lose all or part of your investment as a result.

The trading price of our Class A ordinary shares is likely to be volatile. The stock market recently has experienced extreme volatility. This volatility often has been unrelated or disproportionate to the operating performance of particular companies. You may not be able to resell your Common Shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

●	results of operations that vary from the expectations of securities analysts and investors;

●	results of operations that vary from our competitors;

●	changes in expectations as to our future financial performance, including financial estimates and investment recommendations by securities analysts and investors;

●	declines in the market prices of stocks generally;

●	strategic actions by us or our competitors;

●	announcements by us or our competitors of significant contracts, acquisitions, joint ventures, other strategic relationships or capital commitments;

●	announcements of estimates by third parties of actual or anticipated changes in the size of our customer base or the level of customer engagement;

●	any significant change in our management;

●	changes in general economic or market conditions or trends in our industry or markets;

●	changes in business or regulatory conditions, including new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

●	additional securities being sold or issued into the market by us or any of the existing shareholders or the anticipation of such sales, including if we issue shares to satisfy restricted stock unit related tax obligations or if existing shareholders sell shares into the market when applicable “lock-up” periods end;

●	investor perceptions of the investment opportunity associated with our Class A ordinary shares relative to other investment alternatives;

●	the public’s response to press releases or other public announcements by us or third parties, including our filings with the SEC;

●	litigation involving us, our industry, or both, or investigations by regulators into our operations or those of our competitors;

●	guidance, if any, that we provide to the public, any changes in this guidance or our failure to meet this guidance;

●	the development and sustainability of an active trading market for our Class A ordinary shares;

●	actions by institutional or activist shareholders;

●	developments in new legislation and pending lawsuits or regulatory actions, including interim or final rulings by judicial or regulatory bodies;

●	changes in accounting standards, policies, guidelines, interpretations or principles; and

●	other events or factors, including those resulting from pandemics, natural disasters, war, acts of terrorism or responses to these events.

These broad market and industry fluctuations may adversely affect the market price of our Class A ordinary shares, regardless of our actual operating performance. In addition, price volatility may be greater if the public float and trading volume of our Class A ordinary shares is low. In the past, following periods of market volatility, shareholders have instituted securities class action litigation. If we are involved in securities litigation, it could have a substantial cost and divert resources and the attention of executive management from our business regardless of the outcome of such litigation.

Because there are no current plans to pay cash dividends on our Class A ordinary shares for the foreseeable future, you may not receive any return on investment unless you sell your Class A ordinary shares at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Class A ordinary shares will be at the sole discretion of our Board. Our Board may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Class A ordinary shares s unless you sell your Class A ordinary shares for a price greater than that which you paid for them.

Our shareholders may experience dilution in the future.

The percentage of our Class A ordinary shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Common Shares.

If securities or industry analysts do not publish research or reports about our business, if they change their recommendations regarding our Class A ordinary shares or if our operating results do not meet their expectations, our Common Shares price and trading volume could decline.

The trading market for our Class A ordinary shares will depend in part on the research and reports that securities or industry analysts publish about us or our businesses. If no securities or industry analysts commence coverage of us, the trading price for our Class A ordinary shares could be negatively impacted. In the event securities or industry analysts initiate coverage, if one or more of the analysts who cover us downgrade our securities or publish unfavorable research about its businesses, or if our operating results do not meet analyst expectations, the trading price of our Class A ordinary shares would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A ordinary shares could decrease, which might cause our Common Share price and trading volume to decline.

Future sales, or the perception of future sales, by us or our shareholders in the public market could cause the market price for our Class A ordinary shares to decline.

The sale of our Class A ordinary shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Class A ordinary shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In addition, the Class A ordinary shares reserved for future issuance under the 2023 Omnibus Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. 13,800,000 shares have been reserved for future issuance under the 2023 Omnibus Equity Incentive Plan. We expect to file one or more registration statements on Form S-8 under the Securities Act to register Class A ordinary shares or securities convertible into or exchangeable for Class A ordinary shares issued pursuant to the 2023 Omnibus Equity Incentive Plan. Any such Form S-8 registration statements will automatically become effective upon filing. Accordingly, shares registered under such registration statements will be available for sale in the open market.

In the future, we may also issue its securities in connection with investments or acquisitions. The amount of Class A ordinary shares issued in connection with an investment or acquisition could constitute a material portion of the then-outstanding Class A ordinary shares. Any issuance of additional securities in connection with investments or acquisitions may result in additional dilution to our shareholders.

There is no guarantee that the warrants will ever be in the money; they may expire worthless or the terms of warrants may be amended.

The exercise price for the warrants is $11.50 per ordinary share. There is no guarantee that the Public Warrants will ever be in the money prior to their expiration, and as such, the warrants may expire worthless.

In addition, our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and Energem. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a majority of the then outstanding Public Warrants to make any other change. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a majority of the then outstanding Public Warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least a majority of the then outstanding Public Warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares and their respective affiliates and associates have of ordinary shares purchasable upon exercise of a warrant.

Our Warrant Agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with us.

Our Warrant Agreement provides that, subject to applicable law, (i) any action, proceeding or claim against Energem arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We will waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.

Notwithstanding the foregoing, these provisions of the warrant agreement will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.

This choice-of-forum provision may limit a warrant holder’s ability to bring a claim in a judicial forum that we find favorable for disputes with Energem, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and Board.

We may redeem the unexpired warrants prior to their exercise at a time that is disadvantageous to warrant holders, thereby making their warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the Class A ordinary shares equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may exercise its redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Additionally, ninety (90) days after the warrants become exercisable, we may redeem all (but not less than all) of the outstanding warrants at $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption (during which time the holders may exercise their warrants prior to redemption for the number of shares set forth in the table under the section captioned “Description of Securities — Warrants — Redemption of Warrants — Redemption of Warrants for Class A Ordinary Shares”) if the following conditions are satisfied: (i) the last reported sale prices of the Class A ordinary shares equals or exceeds $18.00 per share (as may be adjusted for stock splits, stock dividends, reorganizations, recapitalizations or the like) on the trading day prior to the date of the notice; (ii) the private placement warrants are also concurrently exchanged at the same price as the outstanding Public Warrants; and (iii) there is an effective registration statement covering the issuance of Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating thereto available throughout the 30-day period after written notice of redemption is given. In either case, redemption of the outstanding warrants could force you (i) to exercise your warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants.

The future exercise of registration rights may adversely affect the market price of our Common Shares.

Pursuant to a Registration Rights Agreement entered into at the time of the IPO, Energem LLC, a Cayman Island limited liability company (the “Sponsor”), holders of our Placement Units, and their permitted transferees can demand that we register the Class A ordinary shares issuable upon conversion of the Placement Warrants in the Placement Units, the Class A ordinary shares issuable upon conversion of the Founder Shares, the Class A ordinary shares included in the Placement Units, and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants, or the Common Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares.

We will file a Registration Statement on Form S-1 (the “Registration Statement”) and intend to maintain such Registration Statement in order to facilitate registration of those sales. The registration of these securities will permit the public resale of such securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our securities.

There may be sales of a substantial amount of our common shares after the Business Combination by current shareholders, and these sales could cause the price of our Class A ordinary shares to fall.

Future sales of the Graphjet Technology’s Class A ordinary shares may cause the market price of its securities to drop significantly, even if its business is doing well.

Energem entered into a registration rights agreement with respect to the Energem Class B ordinary shares and Energem Class A ordinary shares issued or issuable upon the conversion of the Energem Class B ordinary shares, the Placement Units, including the ordinary shares and warrants underlying the Private Units, Energem Class A ordinary shares underlying the Placement Warrants, and all shares issued to a holder with respect to the securities referred above by way of any stock split, stock dividend, recapitalization, combination of shares, acquisition, consolidation, reorganization, share exchange, or similar event, which securities Energem collectively referred to as “registrable securities.” Under the registration rights agreement, Energem agreed to register for resale under a registration statement all of the shares held by holders of Founder Shares and issuable upon conversion of the Public Warrants. The Sponsor is also entitled to three (3) demand registrations. Holders of registrable securities will also have certain “piggyback” registration rights with respect to registration statements filed subsequent to the Business Combination.

Upon the effectiveness of the Registration Statement, these parties may sell large amounts of our Class A ordinary shares in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in our Class A ordinary share price or putting significant downward pressure on the price of our Class A ordinary shares.

Sales of substantial amounts of our Class A ordinary shares in the public market after the Business Combination, or the perception that such sales will occur, could adversely affect the market price of our Class A ordinary shares and make it difficult for us to raise funds through securities offerings in the future.

Future resales of our Class A ordinary shares may cause the market price of our securities to drop significantly, even if our business is doing well.

In connection with the Business Combination, certain former Graphjet shareholders and certain of our officers and directors entered into a lock-up agreement pursuant to which they will be contractually restricted from selling or transferring any of (i) their Class A ordinary shares held immediately following the Closing and (ii) any of their Class A ordinary shares that result from converting securities held immediately following the Closing (the “Lock-Up Shares”). Such restrictions began at Closing and end the earliest of: (a) nine months from the Closing, (b) the date we consummate a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (c) the date on which the closing sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

The Sponsor is subject to a lock-up pursuant to a letter agreement, entered into at the time of the IPO, among Energem, the Sponsor and the other parties thereto, pursuant to which the Sponsor is subject to a lock-up beginning on the Closing and end the earliest of: (a) six months from the Closing, (b) the date we consummates a liquidation, merger, share exchange or other similar transaction with an unaffiliated third party that results in all of our shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property and (c) the date on which the closing sale price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for stock splits, stock dividends, reorganizations and recapitalizations and the like) for any twenty (20) trading days within any thirty (30) trading day period commencing at least one hundred and fifty (150) days after the Closing.

However, following the expiration of such lock-ups, the Sponsor and the holders of Lock-Up Shares will not be restricted from selling our Class A ordinary shares held by them, other than by applicable securities laws. As such, sales of a substantial number of Class A ordinary shares in the public market could occur at any time. These sales, or the perception in the market that the holders of a large number of shares intend to sell shares, could reduce the market price of our Class A ordinary shares. Upon completion of the Business Combination, the Sponsor and the holders of Lock-Up Shares collectively beneficially own approximately 2.4% of the outstanding Class A ordinary shares.

The shares held by Sponsor and the Lock-Up Shareholders may be sold after the expiration of their applicable lock-up periods. As restrictions on resale end and registration statements (filed after the Closing to provide for the resale of such shares from time to time) are available for use, the sale or possibility of sale of these shares could have the effect of increasing the volatility in our Class A ordinary share price or the market price of our Class A ordinary shares could decline if the holders of currently restricted shares sell them or are perceived by the market as intending to sell them.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

Risk management and strategy

Graphjet Technology recognizes the critical importance of developing, implementing, and maintaining robust cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data.

Managing Material Risks & Integrated Overall Risk Management

In view

In view of Graphjet Technology has just completed the merging corporate exercise, our risk management team is evaluating and addressing cybersecurity risks in alignment with our business objectives and operational needs.

Engage Third-parties on Risk Management

Recognizing the complexity and evolving nature of cybersecurity threats, Graphjet Technology has started in negotiating and engaging with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships will enable us to leverage specialized knowledge and insights, ensuring our cybersecurity strategies and processes remain at the forefront of industry best practices.

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Graphjet Technology will implement stringent processes to oversee and manage these risks. We will conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards

Risks from Cybersecurity Threats

We have not encountered cybersecurity challenges that have materially impaired our operations or financial standing.

Governance

The Board of Directors is acutely aware of the critical nature of managing risks associated with cybersecurity threats. The Board has formed a risk management team leads by Mr. Lim Seh Jiang, Chief Operating Officer of Graphjet Technology to establish robust oversight mechanisms to ensure effective governance in managing risks associated with cybersecurity threats because we recognize the significance of these threats to our operational integrity and stakeholder confidence,

Board of Directors Oversight

The Audit Committee is central to the Board’s oversight of cybersecurity risks and bears the primary responsibility for this domain. The Audit Committee is composed of board members with diverse expertise including, risk management, technology, and finance, equipping them to oversee cybersecurity risks effectively.

Management’s Role Managing Risk

The Chief Executive Officer (“CEO”) plays a pivotal role in informing the Audit Committee on cybersecurity risks. He will provide latest developments in cybersecurity to the Audit Committee on a regular basis, with a minimum frequency of once per year.

Risk Management Personnel

Mr. Lim Seh Jiang actively involves in assessing, monitoring and managing our cybersecurity risks. He has 5 years of experience in the field of cybersecurity, his in-depth knowledge and experience are instrumental in developing and executing our cybersecurity strategies.

Monitor Cybersecurity Incidents

We are in the midst of recruiting the Chief Information Security Officer (“CISO”). Meanwhile Mr. Lim Seh Jiang is personally to implement and oversee processes for the regular monitoring of our information systems. This includes preparing a well-defined incident response plan. In the event of a cybersecurity incident, we can take immediate actions to mitigate the impact and long-term strategies for remediation and prevention of future incidents.

Reporting to Board of Directors

Mr. Lim Seh Jiang will provide regular update to Mr. Aiden Lee, Chief Executive Officer (CEO) of all aspects related to cybersecurity risks and incidents. This ensures that the highest levels of management are kept abreast of the cybersecurity posture and potential risks facing by Graphjet Technology. Furthermore, significant cybersecurity matters, and strategic risk management decisions are escalated to the Board of Directors, ensuring that they have comprehensive oversight and can provide guidance on critical cybersecurity issues.

Item 2. Properties

Graphjet Technology’s principal executive offices are located at Unit No. L4-E-8, Enterprise 4 Technology Park Malaysia 57000 Bukut Jalil, Kuala Lumpur, Malaysia. Graphjet Technology leases office space in Technology Park Malaysia, Kuala Lumpur, which serves as the corporate headquarters and office space. It intends to construct its first manufacturing facility in the Kuantan district of Pahang State. It estimates the cost of constructing the facility and the acquisition of the necessary equipment will be approximately $400 million. The new facility is projected to be located on 20 acres of land to accommodate the equipment and facilities required for Graphjet Technology to produce at a capacity of 10,000 tons of graphite and 60 tons of graphene annually by processing 30,000 tons of palm kernel waste annually at this new manufacturing facility. The land underlying the new facility has been acquired and local permission to commence construction has been secured. Currently, Graphjet Technology believes its first production from this plant will be in the first quarter of fiscal year 2025.

Item 3. Legal Proceedings

From time to time, we may become involved in legal proceedings relating to claims arising from the ordinary course of business. Our management believes that there are currently no claims or actions pending against us, the ultimate disposition of which could have a material adverse effect on our results of operations, financial condition or cash flows.

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A ordinary shares are traded on the Nasdaq Global Market under the symbol “GTI” and our Public Warrants are traded on the OTC under the symbol “GTIWW.”

As of April 18, 2024, there were 44 holders of record of our Class A ordinary shares and 3 holders of record of our Public Warrants.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of December 31, 2023, we did not have any securities authorized for issuance under equity compensation plans. On February 28, 2024, in connection with the Transactions, our shareholders approved the Graphjet Technology 2023 Omnibus Equity Incentive Plan (the “2023 Equity Incentive Plan”). We have reserved a total of 13,800,000 Class A ordinary shares for issuance pursuant to the 2023 Equity Incentive Plan.

Recent Sales of Unregistered Securities

See “Use of Proceeds from the Initial Public Offering,” below.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Use of Proceeds from the Initial Public Offering

As previously reported, on November 18, 2021, Energem completed its IPO (the “Offering”) of 11,500,000 units (“Units”) (after taking into account the full exercise of the over-allotment option by Energem’s underwriters). Each Unit consists of one share of Class A ordinary shares, par value $0.0001 per share (“Class A ordinary shares”), and one redeemable warrant (“Public Warrant”), each whole Warrant entitling the holder thereof to purchase one share of Class A ordinary shares at an exercise price of $11.50 per share, subject to adjustment, pursuant to the Company’s registration statement on Form S-1 (File No. 333-259443). The Units were sold at an offering price of $10.00 per Unit, generating gross proceeds of $115,000,000, and incurring offering costs of $8,304,871. Simultaneously with the consummation of Energem’s IPO and the full exercise of the underwriters’ over-allotment option (the “Overallotment Option Units”), Energem consummated the private sale of 528,075 private placement units to the Sponsor, each unit comprises one Energem Class A Ordinary Share and one warrant to purchase one Energem Class A Ordinary Share at an exercise price of $11.50 per share, at a price of $1.50 per warrant, generating gross proceeds of approximately $5,280,750.

On November 18, 2021, in connection with the exercise of the underwriters’ over-allotment option in full in the Energem IPO, Energem completed the sale of an additional 1,500,000 units at a price of $10.00 per unit, generating total gross proceeds of $15,000,000.

No payments for our expenses were made in the Offering described above directly or indirectly to (i) any of our directors, officers or their associates, (ii) any person(s) owning 10% or more of any class of our equity securities or (iii) any of our affiliates, except in connection with the repayment of outstanding loans and pursuant to the administrative support agreement disclosed herein which we entered into with our Sponsor. There has been no material change in the planned use of proceeds from our Offering as described in our final prospectus filed with the SEC pursuant to Rule 424(b) related to the Initial Public Offering.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with our audited financial statements and the notes related thereto which are included in “Item 8. Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including those set forth under “Special Note Regarding Forward-Looking Statements,” “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K.

Overview

Graphjet Technology (the “Company,” “we,” “us,” or “Graphjet Technology”) All references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” or “Graphjet”, except that references to the “Company” “we,” “us,” or “Energem” in this Item 7, refer to Graphjet Technology f/k/a Energem Corp.

We were originally a blank check company incorporated under the laws of the Cayman Islands on August 6, 2021 formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. On November 18, 2021, we consummated an initial public offering. On March 14, 2024, we consummated a series of transactions that resulted in the combination (the “Merger”) with Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), pursuant to a share purchase agreement, dated as of August 1, 2022 (the “SPA”) by and among Energem, Graphjet, Swee Guan Hoo, solely in his capacity as the representative for the shareholders of Energem after the closing of the sale and purchase of the Graphjet Pre-Transaction Shares (the “Closing”) for Energem’s shareholders (the “Purchaser Representative”), the individuals listed on the signature page of the SPA under the heading “Selling Shareholders” (each, a “Selling Shareholder” and together, the “Selling Shareholders”), and Lee Ping Wei in his additional capacity as representative for the Selling Shareholders (the “Shareholder Representative”). The Merger and other transactions contemplated thereby (collectively, the “Business Combination”) closed on March 14, 2024 when pursuant to the SPA, Energem acquired all of the issued and outstanding shares Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly owned subsidiary of Energem. Pursuant to the SPA, Energem changed its name to “Graphjet Technology” and the business of the Company became the business of Graphjet. The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP.

The Business Combination is a subsequent event that occurred after the periods for which the financial information herein is presented. However, an annual report on Form 10-K, including financial statements of the Company for the periods presented herein, is required to be filed with the SEC. The financial information included in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” reflects the historical operations of the Company prior to the Business Combination, unless otherwise noted.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2023, were organizational activities, those necessary to prepare for the IPO and identifying a target company for a business combination. We do not expect to generate any operating revenues until after the completion of our initial business combination. We expect to generate non-operating income in the form of interest income on cash and marketable securities held after the IPO. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a business combination.

For the year ended December 31, 2023, we had a net loss of $46,367, which consists of formation and operating costs $904,790 offset by interest earned on marketable securities held in the Trust Account of $858,423. For the year ended December 31, 2022, we had a net income of $53,884 which consist of formation and operating costs of $1,294,712 offset by interest earned on marketable securities hold in the Trust Account of $1,348,596. Formation and operating costs decreased $389,922 or 30% for the year ended December 31, 2023 from the year ended December 31, 2022 because of prepaid expenses, advances, accrued expenses and the payable to a director. Interest income decreased $490,173 or 36% because of a decline in marketable securities held in the Trust Account offset by an increase in interest rates for the year ended December 31, 2023 from the year ended December 31, 2022.

Liquidity, Capital Resources and Going Concern

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

As of December 31, 2023, we had available to us $5,503 of cash on our balance sheet and a working capital deficit of $2,007,327. We intend to use the funds held outside of the Trust Account for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. The interest income earned on the investments in the Trust Account are unavailable to fund operating expenses.

In connection with our assessment of going concern considerations in accordance with FASB ASU 2014-15, “Disclosures of Uncertainties about an Entity’s ability to Continue as a Going Concern,” the Company has determined that if it is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the Termination Date, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and the date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a year from the date these financial statements are issued. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Termination Date.

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

On November 1, 2022, the Sponsor and the Company entered into a Working Capital Loan and Extension Agreement, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the “Second Extension Amendment Proposal”. As of December 31, 2023 the outstanding balance under Working Capital Loan and Extension Agreement was $1,396,037. There was no outstanding balance as of December 31, 2022.

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

The underwriter is entitled to deferred commissions of $4,025,000 from the Units sold in the initial public offering. The deferred commissions will become payable to the underwriter from the amounts held in the Trust Account solely if we complete a Business Combination, subject to the terms of the underwriting agreement, which will be paid in cash and equity, pursuant to the Satisfaction and Discharge of Indebtedness Agreement (the “Satisfaction Agreement”) effective as of December 21, 2023, by and between Energem, Graphjet and EF Hutton, on behalf of the underwriters, as follows: (i) $2,000,000 in cash at Closing; and (ii) the balance of $2,025,000 to be paid in equity for a total of 202,500 Combined Entity Ordinary Shares at $10.00 per share at the Closing.

Critical Accounting Policies

The preparation of audited financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the audited financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. As of December 31, 2023, The Company has identified the following critical accounting policies:

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2023 and December 31, 2022, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023 and 2022.

The Company’s statements of operations includes a presentation income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding. Net income per shares, basic and diluted, for non-redeemable Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary share subject to mandatory redemption (if any) is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s ordinary shares feature certain redemption rights that are subject to occurrence of uncertain future events and considered to be outside of the Company’s control.

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

Item 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting on December 31, 2023. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we did not maintain effective internal control over financial reporting as of December 31, 2023, due to the material weakness in our internal controls due to inadequate segregation of duties within account processes due to limited personnel and insufficient written policies and procedures for accounting, IT, and financial reporting and record keeping.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of April 18, 2024, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Aiden Lee Ping Wei (3)	33	Chief Executive Officer and Executive Director
Boh Woan Yun	33	Senior Finance Manager
Lim Seh Jiang	34	General Manager
Liu Yu	44	Head of Research and Chief Scientific Officer
Aw Jeen Rong (3)	52	Executive Director
Hoo Swee Guan (1)	40	Executive Director
Non-Executive Directors
Wong Kok Seong (1)	53	Independent Director
Ng Keok Chai(2)	63	Independent Director
Doris Wong Sing Ee(1)	41	Independent Director
Ng Ah Lek(2)	63	Independent Director

(1)	Class I Director
(2)	Class II Director
(3)	Class III Director

Background of Directors and Executive Officers

Executive Officers

Aiden Lee Ping Wei has served as Graphjet’s Chief Executive Officer and Executive Director since its inception. Previously, Mr. Lee served as a director at MW Renewable Energy Solutions Sdn Bhd, a renewable energy company focusing on providing engineering, procurement, construction and commissioning (“EPCC”) and advisory services to customers, including private and government agencies, from June 2017 to January 2020. In addition, Mr. Lee has served as a member of the board of directors of HB Global Ltd. and Sand Nisko Capital Bhd. (KLSE: SNC) since February 2022 and March 2021, respectively. From December 2017 to July 2020, he served as a director at C&M Renewable Energy Technology Sdn. Bhd., a company that provides engineering services, EPCC, advisory works, designs and builds businesses with more than RM200 million projects with local companies as well as prestigious universities in Malaysia, involving renewable energies. Mr. Lee has more than 10 years of experience in engineering, construction, property development, telecommunications, energy and utilities industries serving in various capacities as Project Director and Corporate Finance Director of various listed companies handling corporate finance and group finance. He was the Director and Managing Director of several local energy and utilities companies. He has managed and completed billions worth of highly claimed projects in China, Hong Kong and Malaysia. Mr. Lee graduated from Tunku Abdul Rahman University College with a degree in E-Commerce and Marketing and advanced degree in Corporate Finance from Tunku Abdul Rahman University College as well.

Boh Woan Yun has served as Graphjet’s Senior Finance Manager since February 2022. From February 2014 to January 2022, she served as an assistant manager at Deloitte Touche Tohmatsu Tax Services Sdn. Bhd., a company specialized in providing tax services. She is a member of Association of Chartered Certified Accountants (ACCA) since 2018. She obtained First Class of Bachelor’s Degree in Finance and Accountancy from the University of Greenwich in 2012.

Lim Seh Jiang has served as Graphjet’s General Manager since August 2022. Additionally, Mr. Lim has served as a director of AdvanceTC Marketing Sdn. Bhd., a regional marketing arm of the smartphone company AdvanteTC Limited since July 2015. From March 2021 to February 2022, he served on the board of directors of Zhonghe Industries Sdn Bhd, a company that specializes in the renewal of used lubricant oil into base oil. Mr Lim graduated from Lancaster University where he obtained his bachelor’s degree in Accounting and Finance.

Liu Yu has served as Graphjet’s Head of Research and Chief Scientific Officer since inception. From September 2018 until February 2022, Mr. Liu served on the board of directors of Zhonghe Industries Sdn. Bhd., a company that specializes in the renewal of used lubricant oil into base oil. He has been a director on the board of Zhonghe Tiancheng Beijing Technology Development Co. Ltd. since 2018. Mr. Liu served as general manager of Beijing Anda Century Investment Consulting Co. Ltd., a company that involves investment and trading, from February 2011 to September 2017. From September 2005 until May 2010, Mr. Liu served as deputy general manager at Chi Feng Tuo Industrial Co. Ltd, a business specializing in mining products development and surveyance of mining sites. From April 2002 to August 2005, Mr. Liu was a manager at Beijing Anjiabao Co., Ltd., which specializes in real estate and property brokerage and sales. Mr. Liu worked as a sales executive for Beijing Capital Gold Network Real Estate Company, a real estate and property development business, from June 2000 to March 2002. Mr. Liu graduated from Beijing Science Technology and Management College in 1999.

Aw Jeen Rong has served as an Executive Director of Graphjet since March 2022. Prior to that, he served as a director at Klasik Ikthiar Sdn Bhd, a subsidiary of a Malaysian bursa main board listed company focused on property development and construction, from January 2017 to December 2019. Mr Aw was the Vice President of Linton University College from January 2016 to December 2017. Mr. Aw Graduated from Dubai College of Business Administration, where he obtained his Bachelor of Business Administration.

Hoo Swee Guan has served as Energem’s Chief Executive Officer and Director since its inception. Mr. Hoo brings more than 12 years of accounting and finance experience as a registered and certified professional accountant with CPA Australia and the Malaysian Institute of Accountants. Mr. Hoo’s extensive experience traverses numerous industries of audit and advisory services involving steel and hardware, oil and gas, the renewable energy sector, the personal services and retail industry, the freight and logistics industry, the food and beverage industry and the manufacturing industry. Mr. Hoo has been serving as the Executive Director of BCM Alliance Bhd since January 2021, where he manages the day-to-day business, strategic planning, legal, secretarial and audit affairs of the company. Mr. Hoo has also been the executive director of Fitters Diversified Bhd and Computer Forms (Malaysia) Bhd, since May 2022 and November 2021, respectively.

Since April 2017, Mr. Hoo has served as an Independent Director and Audit Committee Chairman of PDZ Holdings Bhd. Where he reviews, assesses, and communicates with external and internal auditors for financial reporting, undertakes audit planning in accordance with the approved Financial Reporting Standards and terms of reference and/or approved relevant rules. His expertise in taxation, business development, strategic planning and experiences in mergers and acquisitions contributes to his success. Mr. Hoo is a graduate of Victoria University, Australia where he obtained his master’s degree in business administration (MBA) and he received an undergraduate degree from the University of Adelaide.

Non-Executive Directors

Ng Keok Chai has served with the Royal Malaysia Police from December 1982 until he retired as Assistant Commissioner of Police in March 2019. Since April 2019 he has been the Lead Independent Director of Southern Archipelago Ltd. (SGX: A33), an investment holding company. Southern Archipelago Ltd. operates through four segments: Investment Holding, Sterilization, Property, and Hospitality and Wellness. The Investment Holding segment is engaged in investment in transferable securities including but not limited to marketable shares, warrants and debentures. Mr. Ng holds a Bachelor of Laws (Hons.) from the University of Wolverhampton, London and a Certificate of Legal Practice from the Legal Profession Qualifying Board, Malaysia. His last held position was Principal Assistant Director in Forensic Accounting Investigation Division, Commercial Crime Investigation Department, Royal Malaysia Police, Bukit Aman. Throughout his 36 years of service with the Royal Malaysia Police, he was very much involved in police investigations due to his legal background. He specialized in criminal investigations across various fields which include commercial crime, general crime and forensic accounting with ample management and special operations experience.

Ng Ah Lek has served as an Advocate for Kho Siew Chua Voon & Co. Advocates, an advocate firm undertaking civil and criminal litigation, conveyancing, financial institutions’ loan agreements, sale and purchase, charge and transfer of properties agreements and others. Prior to that, from May 1980 to February 2019, he served as Assistant Commissioner of Police with the Royal Malaysia Police with distinction. Mr. Ng earned a Certificate of Legal Practice from the Legal Profession Qualifying Board, Malaysia.

Kok Seong Wong has served as Energem’s Chairman of the Board, Chair of the Compensation Committee and an Independent Director since Energem’s inception. Mr. Wong is a Chartered Accountant and a member of the Association of Chartered Certified Accountants (ACCA) and is currently serving on the boards of Bursa Malaysia-listed corporations, MNC Wireless Berhad as an Independent Director and Chairman of the Board and PNE PCB Berhad, Fitters Diversified Berhad, PDZ Holdings Berhad and Computer Forms (Malaysia) Berhad as their Independent Director and Chairman of the Audit Committee. With 15 years’ experience in the United Kingdom, Mr. Wong gained extensive exposure with several companies. During his tenure there and currently, he was responsible for the preparation of business plans, budgets and organizational financial statements, due diligence, accounting and taxation, management, project financing and implementation. Over the last few years, he has extensively been involved in a wide range of businesses, such as cross border trading, manufacturing and property development.

Since January 2006, Mr. Wong has been serving as the Managing Partner of Hasnan THL Wong & Partners where he manages a portfolio of clients, develops new client relationships, develops and implements firm goals, and oversees all financial activities and performance. Since 2006, Mr. Wong has also served as Director of TH Law Consultants Sdn. Bhd. where he manages the portfolio and new client relationships, cooperating with all staff of the firm and oversees hiring activities and approval of contracts. Since January 2013, Mr. Wong has also served as a Partner at McMillan Woods, an auditing firm. From 1999 to 2005, Mr. Wong served as an Audit Partner at Appleby & Wood, an English accounting firm, where he worked with multinational companies. Mr. Wong was appointed as Finance Director of several UK-based companies and is currently a director of various companies. Mr. Wong was educated in Emile Woolf College of Accountancy London from 1991 to 1994. He received his master’s degree in business administration from the Open University in the United Kingdom in 1999.

Doris Wong Sing Ee has served as an Independent Director and Member of the Audit Committee and the Compensation Committee of Energem since its initial public offering until her appointment as Executive Director on January 27, 2023. Ms. Wong brings more than 20 years of experience in management across various industries ranging from oil and gas, property development, solar, engineering, advertising and food and beverages. She specialized in business development, strategic consultancy and corporate advisory in mergers and acquisition and joint venture across Malaysia, Singapore, China, Japan, Thailand and Indonesia.

Since October 2020, Ms. Wong has been serving as an Executive Director of Metronic Global Bhd, an investment holding company, where she has been optimizing financial operations, establishing business goals, advising the board of directors on organizational activities and executing special business projects. She has also been involved in various investment opportunities in business diversification, generating new revenue and increasing shareholders’ wealth. Since February 2017, Ms. Wong has been a non-independent non-executive director at Trive Property Group Bhd. From January 2019 to September 2020, Ms. Wong served as Chief Corporate Officer in Metronic Engineering Sdn. Bhd. where she oversaw HR operations, set objectives for the HR team and helped shape the brand strategy of the company.

Ms. Wong served as General Manager from 2015 to 2016 in Dai-Ichi Kikaku Sdn. Bhd. where she was overseeing and handling business development, client strategy and direction, creative, production, media planning, procurement and research. From 2012 to 2015, Ms. Wong served as Strategic Business Consultant for JLPW Law Firm where she handled mergers and acquisitions and joint venture deals internationally for various industries. From 2002 to 2012, Ms. Wong started her career as a Managing Director at Niagamatic Sdn. Bhd., where she controlled all business operations to give strategic guidance and directions to the board and staff to ensure the company achieved its financial vison, mission and long-term goals.

Lim Hooi Beng has served as the Chairman of the board of Graphjet since inception. Mr. Lim has extensive business connections in the Asia Pacific Region, especially greater China, and has more than 20 years of experience in the energy business. From March 2021 to February 2022, he was a director of ZhongHe Industries Sdn. Bhd., a company that specializes in the renewal of used lubricant oil into base oil. Mr. Lim served as the chairman of the board of AdvanceTC Ltd., a telecommunications company focused on mobile computing devices, from December 2019 to September 2022.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of seven members upon consummation of the Business Combination. The primary responsibilities of the Board is to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Ms. Wong, Mr. Wong, and Mr. Guan, whose terms will expire at our 2025 annual meeting of shareholders;

●	Class II consists of Mr. Ng and Mr. Ng, whose terms will expire at our 2026 annual meeting of shareholders; and

●	Class III consists of Mr. Wei and Mr. Aw, whose term will expire at our 2027 annual meeting of shareholders.

At each annual meeting of shareholders to be held after the initial classification, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following their election and until their successors are duly elected and qualified. This classification of our Board may have the effect of delaying or preventing changes in our control or management.

Director Independence

As a result of our Class A ordinary shares being listed on the Nasdaq, we adhere to the listing rules of the Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The directors Doris Wong Sing Ee, Ng Keok Chai, Ng Ah Lek, and Wong Kok Seong qualify as independent directors as defined under the listing rules of the Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the remuneration committee, and the nominating and corporate governance committee, as discussed below.

Board Oversight of Risk

One of the key functions of our Board will be informed oversight of its risk management process. The Board does not anticipate having a standing risk management committee, but rather anticipates administering this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. In particular, our Board will be responsible for monitoring and assessing strategic risk exposure and our audit committee will have the responsibility to consider and discuss the combined company’s major financial risk exposures and the steps its management will take to monitor and control such exposures, including guidelines and policies to govern the process by which risk assessment and management is undertaken. The audit committee will also monitor compliance with legal and regulatory requirements. Our remuneration committee will also assess and monitor whether our compensation plans, policies and programs comply with applicable legal and regulatory requirements.

Board Committees

Our Board established an audit committee, a remuneration committee and a nominating and corporate governance committee. Our Board adopted a written charter for each of these committees, which complies with the applicable requirements of current Nasdaq Listing Rules. Copies of the charters for each committee are available on the investor relations portion of Graphjet Technology’s website. The composition and function of each committee will comply with all applicable requirements of the Sarbanes-Oxley Act and all applicable SEC rules and regulations.

Audit Committee

The members of the audit committee are Ng Keok Chai (Chair), Ng Ah Lek, and Wong Kok Seong. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

The primary purpose of the audit committee is to discharge the responsibilities of the Board with respect to our accounting, financial, and other reporting and internal control practices and to oversee our independent registered accounting firm. Specific responsibilities of our audit committee include:

●	selecting a qualified firm to serve as the independent registered public accounting firm to audit our financial statements;

●	helping to ensure the independence and performance of the independent registered public accounting firm;

●	discussing the scope and results of the audit with the independent registered public accounting firm, and reviewing, with management and the independent accountants, our interim and year-end operating results;

●	developing procedures for employees to submit concerns anonymously about questionable accounting or audit matters;

●	reviewing policies on risk assessment and risk management;

●	reviewing related party transactions;

●	obtaining and reviewing a report by the independent registered public accounting firm at least annually, that describes our internal quality-control procedures, any material issues with such procedures, and any steps taken to deal with such issues when required by applicable law; and

●	approving (or, as permitted, pre-approving) all audit and all permissible non-audit service to be performed by the independent registered public accounting firm.

Audit Committee Financial Expert

Our Board has determined that Mr. Chai qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered Mr. Chai’s formal education, training, and previous experience in financial roles.

Remuneration Committee

The members of the remuneration committee are Ng Keok Chai (Chair), Ng Ah Lek, and Wong Kok Seong. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a remuneration committee. The Board has determined that each of the members of the remuneration committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The remuneration committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our remuneration committee include:

●	reviewing and approving on an annual basis the corporate goals and objectives relevant to our Chief Executive Officer’s compensation, evaluating our Chief Executive Officer’s performance in light of such goals and objectives and determining and approving the remuneration (if any) of our Chief Executive Officer based on such evaluation;

●	reviewing and approving the compensation of our other executive officers;

●	reviewing and recommending our Board the compensation of our directors;

●	reviewing our executive compensation policies and plans;

●	reviewing and approving, or recommending that our Board approve, incentive compensation and equity plans, severance agreements, change-of-control protections and any other compensatory arrangements for our executive officers and other senior management, as appropriate;

●	administering our incentive compensation equity-based incentive plans;

●	selecting independent compensation consultants and assessing whether there are any conflicts of interest with any of the committee’s compensation advisors;

●	assisting management in complying with our proxy statement and annual report disclosure requirements;

●	if required, producing a report on executive compensation to be included in our annual proxy statement;

●	reviewing and establishing general policies relating to compensation and benefits of our employees; and

●	reviewing our overall compensation philosophy.

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Ng Keok Chai (Chair), Ng Ah Lek, and Wong Kok Seong. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

Specific responsibilities of our nominating and corporate governance committee include:

●	identifying, evaluating and selecting, or recommending that our Board approve, nominees for election to our Board;

●	evaluating the performance of our Board and of individual directors;

●	reviewing developments in corporate governance practices;

●	evaluating the adequacy of our corporate governance practices and reporting;

●	reviewing management succession plans; and

●	developing and making recommendations to our Board regarding corporate governance guidelines and matters.

Code of Ethics

We have adopted a code of ethics that applies to all of our directors, officers and employees. A copy of our code of ethics is available on its website. We also intend to disclose future amendments to, or waivers of, its code of ethics, as and to the extent required by SEC regulations, on its website.

Remuneration Committee Interlocks and Insider Participation

None of the members of the compensation committee was at any time one of Graphjet Technology’s officers or employees. None of Graphjet Technology’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Shareholder and Interested Party Communications

Stockholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson in care of Graphjet Technology, No L4-E-8 Enterprise 4 Technology Park Malaysia, Bukit Jalil, 57000 Kuala Lumpur, Malaysia. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

Limitations of Liability and Indemnification of Directors and Officers

Cayman Islands law does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors, except to the extent any such provision may be held by the Cayman Islands courts to be contrary to public policy, such as to provide indemnification against willful default, fraud or the consequences of committing a crime. Our amended and restated memorandum and articles of association provide for indemnification of our officers and directors to the maximum extent permitted by law, including for any liability incurred in their capacities as such, except through their own actual fraud, willful default or willful neglect. We have purchased a policy of directors’ and officers’ liability insurance that insures our officers and directors against the cost of defense, settlement or payment of a judgment in some circumstances and insures us against our obligations to indemnify our officers and directors.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

We have entered into agreements with our officers and directors to provide contractual indemnification in addition to the indemnification provided for in our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association permit us to secure insurance on behalf of any officer, director or employee for any liability arising out of his or her actions, regardless of whether the Companies Act would permit such indemnification.

Our indemnification obligations may discourage shareholders from bringing a lawsuit against our officers or directors for breach of their fiduciary duty. These provisions also may have the effect of reducing the likelihood of derivative litigation against our officers and directors, even though such an action, if successful, might otherwise benefit us and our shareholders. Furthermore, a shareholder’s investment may be adversely affected to the extent we pay the costs of settlement and damage awards against our officers and directors pursuant to these indemnification provisions.

We believe that these provisions, the insurance and the indemnity agreements are necessary to attract and retain talented and experienced officers and directors.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires our directors, certain officers and any beneficial owners of more than 10% of our common stock to file reports relating to their ownership and changes in ownership of our ordinary shares with the SEC by certain deadlines. Based on a review of Section 16 filings with respect to our Company made during or with respect to the preceding year, we are not aware of any late Section 16(a) filings.

Item 11. Executive Compensation

Executive and Director Compensation of Energem

Prior to the Consummation of the Transactions

As of December 31, 2023, Energem had three executive officers, Kok Seong Wong (Chairman of the Board of Directors and Independent Director), and Cu Seng Kiu (Chief Financial Officer). Upon the consummation of the Transactions, and in accordance with the terms of the Business Combination Agreement, each of the Energem executive officers ceased serving in such capacities.

On November 18, 2021, we entered into an Administrative Services Agreement with the Sponsor whereby, through the earlier of the consummation of an initial business combination and our liquidation, we agreed to pay the Sponsor, $10,000 per month for general and administrative services, including office space, utilities and secretarial and administrative support.

For the year ended on December 31, 2022, we incurred $120,000 of administrative services under this arrangement. For the year ended on December 31, 2023, we incurred $120,000 of administrative services under this arrangement. In connection with the consummation of the Business Combination, this agreement was terminated. See Note 5 in the notes to the audited financial statements in this Annual Report for further information.

No other compensation of any kind, including finder’s and consulting fees, was paid by Energem to its Sponsor, officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the completion of the Business Combination. However, these individuals were reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable initial business combinations.

References to the “Company,” “Graphjet Technology,” “our,” “us” or “we” in the following section refer to Graphjet prior to the Business Combination.

Executive Compensation

There was no compensation paid, earned or accrued for services by our executive officers or directors in the fiscal years ended December 31, 2023 and December 31, 2022.

Employment Agreements

As a result of the Business Combination, Graphjet Technology entered into employment agreements with the following of Graphjet Technology’s executive officers: (Chief Executive Officer), Aw Jeen Rong (Executive Director), Boh Woan Yun (Senior Finance Manager), Lim Seh Jiang (General Manager), Liu Yu (Head of Research and Chief Scientific Officer), and Hoo Swee Guan (Executive Director), (each an “Employment Agreement, and collectively, the “Employment Agreements”).

Each of the Employment Agreements provides that the employment is at will and will continue until either the executive officer or Graphjet Technology notifies the other party at least 60 days written notice of intent to terminate employment. If the employment is terminated by Graphjet Technology without “cause”, the executive is entitled to receive (i) continued base salary payments for 6 months following termination; (ii) accrued but unpaid base salary through the termination date; (iii) reimbursement for any unreimbursed pre-approved reasonable business expenses incurred through the termination date; (iv) accrued but unused annual leave days; and (v) all other payments, benefits, or fringe benefits to which the executive shall be entitled as of the termination date under the terms of any applicable compensation arrangement or benefit, equity, or fringe benefit plan or program or grant.

“Cause” is defined in the executive employment agreement as (i) a breach by the executive of his or her fiduciary duties to Graphjet Technology; (ii) the executive’s breach of the executive employment agreement, which, if curable, remains uncured or continues after ten days’ notice by Graphjet Technology thereof; (iii) the commission of (A) any crime constituting a felony in the jurisdiction in which committed, (B) any crime involving moral turpitude (whether or not a felony), or (C) any other criminal act involving embezzlement, misappropriation of money, fraud, theft, or bribery (whether or not a felony); (iv) illegal or controlled substance abuse or insobriety by the executive; (v) the executive’s material negligence or dereliction in the performance of, or failure to perform the executive’s duties of employment with Graphjet Technology, which remains uncured or continues after ten days’ notice by Graphjet Technology thereof; (vi) the executive’s refusal or failure to carry out a lawful directive of Graphjet Technology or any member of the Board or any of their respective designees, which directive is consistent with the scope and nature of the executive’s responsibilities; or (vii) any conduct, action or behavior by the executive that is, or is reasonably expected to be, materially damaging to Graphjet Technology, whether to the business interests, finance or reputation. In addition, Further, the executive’s employment shall be deemed to have terminated for Cause if, on the date the executive’s employment terminates, facts and circumstances exist that would have justified a termination for Cause, even if such facts and circumstances are discovered after such termination.

The Employment Agreements provide for a base salary of USD $250,000 for Aiden Lee Ping Wei; USD $125,000 for Aw Jeen Rong; USD $12,500 for Boh Woan Yun; USD $31,250 for Lim Seh Jiang; USD $93,750 for Liu Yu; and USD $62,500 for Hoo Swee Guan (each a “Base Salary”). Possible annual performance bonuses and equity grants under the Equity Incentive Plan are to be determined by Graphjet Technology’s Remuneration Committee.

Director Compensation

We have not historically maintained a formal non-employee director compensation program but have made stock and option grants to non-employee directors when determined appropriate. Additionally, we provide reimbursement to our non-employee directors for their reasonable expenses incurred in attending meetings of our Board and its committees. We intend to approve and implement a compensation program for our non-employee directors.

Summary of the Equity Incentive Plan

Overview

The Equity Incentive Plan allows Graphjet Technology to make equity and equity-based incentive awards to employees, directors and consultants of Graphjet Technology or any of its subsidiaries. The Board anticipates that providing such persons with a direct stake in Graphjet Technology will assure a closer alignment of the interests of such individuals with those of Graphjet Technology and its shareholders, thereby stimulating their efforts on Graphjet Technology’s behalf and strengthening their desire to remain with Graphjet Technology.

The aggregate number of the Class A Ordinary Shares that may be issued or used for reference purposes under the Equity Incentive Plan or with respect to which Awards (as defined below), including but not limited to incentive equity options (“ISO”), may be granted by Graphjet Technology shall not exceed 13,800,000 Ordinary Shares (the “Share Reserve”).

This section summarizes certain principal features of the Equity Incentive Plan, which may be subject to change.

Purpose of the Equity Incentive Plan

The purpose of the Equity Incentive Plan is to promote the long-term success of Graphjet Technology and the creation of shareholder value by (a) encouraging service providers to focus on critical long-range corporate objectives, (b) encouraging the attraction and retention of service providers with exceptional qualifications, and (c) linking service providers directly to shareholder interests through increased equity ownership.

Eligibility and Administration

Graphjet Technology’s employees, consultants and directors, and employees, consultants and directors of its subsidiaries will be eligible to receive awards under the Equity Incentive Plan. The Equity Incentive Plan is expected to be administered by the Graphjet Technology Board with respect to awards to non-employee directors and by Graphjet Technology’s remuneration committee with respect to other participants, each of which may delegate its duties and responsibilities to committees of Graphjet Technology directors and/or officers (referred to collectively as the “plan administrator” below), subject to certain limitations that may be imposed under stock exchange rules. The plan administrator will have the authority to interpret and adopt rules for the administration of the Equity Incentive Plan, subject to its express terms and conditions. The plan administrator will also set the terms and conditions of all awards under the Equity Incentive Plan, including any vesting and vesting acceleration conditions.

Limitation on Awards and Shares Available

The maximum number of Combined Entity Ordinary Shares initially available for issuance under the Equity Incentive Plan will be equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares immediately after the Closing. Subject to the shareholders of Graphjet Technology resolving to increase the authorized share capital if required pursuant to applicable law and the memorandum and articles of association then in force, the Share Reserve (other than with respect to ISOs) will automatically increase on January 1st annually for the duration of the Equity Incentive Plan beginning on January 1st of the year following the year in which the Closing occurs, in an amount equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares outstanding on December 31st of the preceding calendar year, provided, that the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of Shares than would otherwise occur as provided above.

The Share Reserve shall in all events be subject to further adjustment as provided in the Equity Incentive Plan. In no event shall fractional Shares be issued under the Equity Incentive Plan. For clarity, the Share Reserve is a limitation on the number of Shares that may be issued pursuant to the Equity Incentive Plan. Shares may be issued in connection with a merger or acquisition as permitted by Nasdaq Listing Rule 5635(c) or other applicable exchange rule, and any such issuance will not reduce the number of Shares available for issuance under this Plan.

Subject to adjustment, as provided in the Equity Incentive Plan, the maximum dollar value of Shares underlying Awards that may be granted to a director in any financial year shall be $250,000, or during a director’s initial financial year with the Combined Entity or its Subsidiary, 200% of such amount. In addition, the Board may provide for a limit on the dollar value or maximum aggregate number of Shares underlying Awards that may be granted to any one Named Executive Officer (as defined in the Equity Incentive Plan) of the Combined Entity or any Subsidiary in any financial year, subject to adjustment as provided in the Equity Incentive Plan.

Awards

The Equity Incentive Plan will provide for the grant of Nonqualified Share Options, Incentive Share Options, Share Appreciation Rights, Restricted Shares, Restricted Share Units, Performance Shares, or Performance Units (collectively or individually, an “Award”). No determination has been made as to the types or amounts of Awards that will be granted to certain individuals pursuant to the Equity Incentive Plan. All awards under the Equity Incentive Plan will be set forth in an “Award Agreement,” which will detail all terms and conditions of the awards, including any applicable vesting and payment terms and post-termination exercise limitations.

A brief description of each award type follows.

●	Nonqualified Share Options or “NSO” means the right to purchase Shares pursuant to terms and conditions that are not intended to be, or do not qualify as, an Incentive Share Options;

●	Incentive Share Options or “ISO” means the right to purchase Shares pursuant terms and conditions that are intended to qualify as, and that satisfy the requirements applicable to, an incentive equity option within the meaning of Code Section 422 of the United States Internal Revenue Code of 1986, as amended;

●	Share Appreciation Rights or “SAR” means a right, designated as an SAR, to receive the appreciation in the Fair Market Value of Shares;

●	Restricted Shares means an Award of Shares subject to vesting conditions;

●	Restricted Share Units or “RSUs” shall mean a right to receive Shares or cash upon vesting;

●	Performance Shares means an Award granted to a Participant that entitles the Participant to delivery of Shares upon achievement of performance goals; and

●	Performance Units means an Award that entitles the Participant to a cash payment upon achievement of performance goals.

Vesting and Holding Period

As part of making any Award, the Remuneration Committee may determine the time and conditions under which the Award will vest and may specify partial vesting in one or more vesting Tranches, which may be based solely upon continued employment or service for a specified period of time or may be based upon the achievement of specific performance goals established by the Remuneration Committee in its discretion.

For all purposes of this Plan, “vesting” of an Award shall mean:

(a) In the case of an Option or SAR, the time at which the Participant has the right to exercise the Award.

(b) In the case of Restricted Shares all conditions for vesting, as stated in the Award Agreement or the Equity Incentive Plan, are satisfied.

(c) In the case of Restricted Share Units all conditions for vesting, as stated in the Award Agreement or the Equity Incentive Plan, are satisfied.

(d) In the case of Performance Shares or Performance Units, the time at which the Participant has satisfied the requirements to receive payment on such Performance Shares or Performance Units, which shall not be less than one year from the grant date, except as otherwise provided in Section 10.2 of the Equity Incentive Plan.

Vesting need not be uniform among Awards granted at the same time or to persons similarly situated. Vesting requirements shall be set forth in the applicable Award Agreement. Each Award Agreement and each certificate representing securities granted pursuant to the Equity Incentive Plan may bear such restrictive legend(s) as Graphjet Technology deems necessary or advisable under applicable law. No participant shall have the right to defer the amount of Shares or cash payable upon the exercise or settlement of any Option or SAR, or the transfer of any Restricted Shares upon the vesting thereof.

With respect to an Award of Restricted Shares or RSU, the participant may direct that any withholding of taxes, domestic or foreign, resulting from vesting of such Award occur as set forth in the Equity Incentive Plan. If the date of the vesting of any Award, other than an Option or SAR, held by Participant who is subject to the Combined Entity’s policy regarding trading of its Shares by its officers and directors and Shares is not within a “window period” applicable to the Participant, then withholding shall be at the applicable statutory withholding amount accomplished by one or more of the methods provided for in the Equity Incentive Plan.

If the date of the vesting of any Award, other than an Option or SAR, held by participant who is subject to Graphjet Technology’s policy regarding trading of its Shares by its officers and directors and Shares is not within a “window period” applicable to the participant, as determined by Graphjet Technology in accordance with such policy, then the vesting of such Award shall not occur on such original vesting date and shall instead occur on the first day of the next “window period” applicable to the participant pursuant to such policy.

Certain Transactions

Unless prohibited by applicable law, the Energem M&A or the applicable rules of a stock exchange, the Remuneration Committee may delegate all or some of its responsibilities and powers to any one or more of its members. The Remuneration Committee also may delegate some or all of its administrative duties to any officer of Graphjet Technology and may delegate some or all of its administrative powers to the CEO to grant Awards under the Plan to participants and potential participants who are not Directors or Named Executive Officers of Graphjet Technology or any Subsidiaries, provided that the terms and conditions of such Awards shall be set forth in an Award Agreement approved in substantial form by the Remuneration Committee prior to the grant of said Awards, the Remuneration Committee in its delegation shall specify the maximum Shares that may be awarded to one participant pursuant to such delegation in any calendar year, and the CEO shall report any such grants to the Committee at its next meeting.

Subplans, Malus and Claw-Back Provisions, Transferability

Graphjet Technology or any Subsidiary may, to the extent permitted by applicable law, deduct from and set off against any amounts Graphjet Technology or Subsidiary may owe to the participant from time to time, including amounts payable in connection with any Award, owed as wages, fringe benefits, or other compensation owed to the participant, such amounts as may be owed by the participant to Graphjet Technology or a Subsidiary, although the participant shall remain liable for any part of the participant’s payment obligation not satisfied through such deduction and setoff. All Awards (including any proceeds, gains or other economic benefit the participant actually or constructively receives upon receipt or exercise of any Award) will be subject to any claw-back policy of Graphjet Technology, as set forth in such claw-back policy or the Award Agreement. By accepting any Award granted hereunder, the participant agrees to any deduction, claw-back or setoff under the Equity Incentive Plan, as set forth in the Award Agreement.

Plan Amendment and Termination

Except as otherwise provided in the Equity Incentive Plan, at any time the Board may wholly or partially amend, modify, suspend or terminate the Equity Incentive Plan or the Remuneration Committee’s authority to grant Awards under the Equity Incentive Plan without the consent of shareholders or participants. However, without the approval of Graphjet Technology’s shareholders given twelve months before or after the action by the Board if such shareholder approval is required by any federal or state law or regulation or the rules of any share exchange or automated quotation system on which the Shares may then be listed or quoted, no action of the Board may (i) increase the limit on the Share Reserve, (ii) reduce the exercise price per share of any outstanding Option or SAR granted under this Plan, (iii) cancel any Option or SAR in exchange for cash, another Award or an Option or SAR with a price per share that is less than the price per share of the original Option or SAR, or (iv) materially modify the requirements as to eligibility for participation in the Equity Incentive Plan. The Remuneration Committee shall have no authority to waive or modify any other Award term after the Award has been granted to the extent that the waived or modified term was mandatory under the Equity Incentive Plan.

Remuneration Committee Interlocks and Insider Participation

None of the members of the remuneration committee was at any time one of Graphjet Technology’s officers or employees. None of Graphjet Technology’s executive officers currently serves, or has served during the last completed fiscal year, on the compensation committee or board of directors of any other entity that has one or more executive officers that will serve as a member of our Board or compensation committee.

Remuneration Committee Report

The Remuneration Committee was formed in connection with the Closing of the Business Combination. As a result, the Remuneration Committee has not reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management.

Submitted by the Remuneration Committee of the Board:

Ng Keok Chai (Chair)

Ng Ah Lek

Wong Kok Seong

The material in this Remuneration Committee Report is deemed “furnished” in this Annual Report on Form 10-K and shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the liabilities of Section 18 of the Exchange Act, except to the extent that we specifically incorporate it by reference into a document filed under the Securities Act or the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our shares of common stock as of April 18, 2024, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

●	each person known by us to be the beneficial owner of more than 5% of Graphjet Technology’s Class A ordinary shares;

●	each of our named executive officers and directors; and

●	each of our officers and directors as a group.

Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options and warrants that are currently exercisable or exercisable within 60 days.

In the table below, percentage ownership is based on 144,559,578 Class A ordinary shares outstanding as of April 18, 2024. The table below includes Exchange Consideration shares held in escrow pending any purchase price adjustment under the SPA, and excludes the Class A ordinary shares underlying the Placement Warrants held or to be held by Sponsor because these securities are not exercisable until registered, which may or may not occur within sixty (60) days.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is Unit No. L4-E-8, Enterprise 4 Technology Park Malaysia 57000 Bukut Jalil, Kuala Lumpur, Malaysia.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned	% of Class
Directors and Named Executive Officers
Aiden Lee Ping Wei	8,884,850	6.14%
Aw Jeen Rong	8,609,306	5.9%
Ng Keok Chai	-	-
Ng Ah Lek	-	-
Kok Seong Wong	2,500	*
Swee Guan Hoo	1,471,741	-
Doris Wong Sing Ee	1,474,241	-
Boh Woan Yun	-	-
Lim Sah Jiang	-	-
Liu Yu	35,195,150	25.55%
All executive officers and directors as a group (11 individuals)
Greater than 5% Holders
Lim Hooi Beng	19,973,612	14.5%
Suria Suskes Engineering Sdn Bhd	27,550,000	19.0%

*less than 1%

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Energem Pre-Business Combination Arrangements

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

Registration Rights

We have entered into the IPO Registration Rights Agreement with respect to the Founder Shares, Private Placement Units, the Class A ordinary shares and Private Placement Rights underlying the Private Placement Units, and the Class A ordinary shares issuable upon conversion of the Private Placement Rights. Pursuant to the IPO Registration Rights Agreement, the Company Restricted Shareholders and their permitted transferees can demand that we register the Founder Shares. Holders of our Private Placement Units and their permitted transferees can demand that we register the Private Placement Units, the Class A ordinary shares and Private Placement Rights underlying the Private Placement Units, and the Class A ordinary shares issuable upon exercise of the Private Placement Rights. The holders of these securities are entitled to make up to two demands, excluding short form demands, that the Company register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed after the consummation of the initial business combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Office Space and Related Support Services

The Company agreed, commencing on the date the Company Units are first listed on the Nasdaq, to pay the Sponsor, or an affiliate thereof, a total of $10,000 per month for office space, utilities, and secretarial and administrative support for up to 18 months. Upon completion of the Company’s initial business combination or the Company’s liquidation, the Company will cease paying these monthly fees. The Company incurred $120,000 in fees related to this service during the year ended December 31, 2023 and 2022.

Related Party Loans

To finance transaction costs in connection with a business combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required. Such working capital loans would be evidenced by promissory notes. The notes may be repaid upon completion of a Business Combination, without interest, or, at the lender’s discretion, up to $1,500,000 of the notes may be converted upon completion of a Business Combination into units at a price of $10.00 per unit. Such units would be identical to the Private Placement Units. If a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay any working capital loans, but no proceeds held in the Trust Account would be used to repay the working capital loans. As of December 31, 2023, the Company incurred $354,557 in working capital loans outstanding.

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the Proposed Offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the IPO. As of December 31, 2023 and December 31, 2022, the outstanding balance under the promissory note was $88,542.

On November 1, 2022, the Sponsor and the Company entered into a Working Capital Loan and Extension Agreement, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the “Second Extension Amendment Proposal”. As of December 31, 2023 the outstanding balance under Working Capital Loan and Extension Agreement was $1,396,037. There was no outstanding balance as of December 31, 2022.

Founders’ Letter Agreement

On January 10, 2022, the Company, the Sponsor, and each of the Company Restricted Shareholders entered into a letter agreement, pursuant to which, each Company Restricted Shareholder party thereto agreed to waive certain of their redemption rights, transfer rights and liquidation rights with respect to their Founder Shares subject to the conditions set forth therein. Additionally, the Company Restricted Shareholders parties thereto agreed to waive their redemption rights with respect to any ordinary shares they may own. The Company Restricted Shareholders agreed (i) to vote their Founder Shares in favor of the adoption of any proposed business combination and the accompanying transaction and (ii) if the Company engages in a tender offer in connection with a proposed business combination, to not seek to sell any ordinary shares to the Company in connection with such tender offer. Additionally, each Company Restricted Shareholder party thereto has agreed to certain standstill obligations, in each case on terms and subject to the conditions set forth therein.

The letter agreement will terminate upon the earlier to occur of (x) the expiration of the Lock-Up periods or (y) the liquidation of the Company.

Transactions Related to the Business Combination

Director Indemnity Agreements

In connection with the Closing, each of the individuals designated to be members of the board of directors of Graphjet Technology and executive officers entered into an Indemnity Agreement with Graphjet Technology (collectively, the “Indemnity Agreements,” and each, a “Indemnity Agreement”) providing for procedures for indemnification and advancements by Graphjet Technology of certain expenses and costs relating to claims, suits or proceedings arising from his or her service to the Graphjet Technology or, at the Graphjet Technology’s request, service to other entities, as officers or directors to the maximum extent permitted by Cayman law.

The Companies Act does not limit the extent to which a company’s memorandum and articles of association may provide for indemnification of officers and directors. However, such provision may be held by the Cayman Islands courts to be unenforceable, to the extent it seeks to indemnify or exculpate a fiduciary in respect of their actual fraud or willful default, or for the consequences of committing a crime.

Registration Rights Agreement

In connection with the Business Combination, prior to Closing, Energem, Graphjet, the Sponsor, the Sponsor’s founders (with such Sponsor’s founders, together with the Sponsor, the “Sponsor Parties”), and the Selling Shareholders (such parties, together with the Sponsor Parties, the “Investors”) entered into a registration rights agreement (the “Registration Rights Agreement”) to provide for the registration of the Combined Entity Ordinary Shares issued to them in connection with the Business Combination. The Investors are entitled to (i) make two written demands for registration under the Securities Act of all or part of their shares and (ii) “piggy-back” registration rights with respect to registration statements filed following the consummation of the Business Combination. Graphjet will bear the expenses incurred in connection with the filing of any such registration statements.

Employment Agreements and Other Transactions with Executive Officers

Graphjet Technology has entered into employment agreements and contractor agreements with certain of its executive officers and reimburses affiliates for reasonable travel related expenses incurred while conducting business on behalf of Graphjet Technology . See the section entitled “Executive Compensation — Executive Compensation Arrangements — Employment Agreements” and “ — Contractor Agreement.”

Related Party Transactions Policy Following the Business Combination

Upon consummation of the Business Combination, our Board adopted a written Related Party Transactions Policy that sets forth our policies and procedures regarding the identification, review, consideration and oversight of “related party transactions.” For purposes of the policy only, a “related party transaction” is a transaction, arrangement or relationship (or any series of similar transactions, arrangements or relationships) in which we or any of our subsidiaries are participants involving an amount that exceeds $120,000, in which any “related party” has a material interest.

Transactions involving compensation for services provided to us as an employee, consultant or director will not be considered related party transactions under this policy. A “related party” is any executive officer, director, nominee to become a director or a holder of more than 5% of any class of our voting securities, including any of their immediate family members and affiliates, including entities owned or controlled by such persons.

Under the policy, the related party in question or, in the case of transactions with a holder of more than 5% of any class of our voting securities, an officer with knowledge of a proposed transaction, must present information regarding the proposed related party transaction to our audit committee (or, where review by our audit committee would be inappropriate, to another independent body of our Board) for review.

Our audit committee will approve only those transactions that it determines are fair to us and in our best interests. All of the transactions described above were entered into prior to the adoption of such policy.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners LLC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners LLC in connection with regulatory filings. The aggregate fees billed by Adeptus Partners LLC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended December 31, 2023 and 2022, totaled $62,500 and $94,500, respectively. The above amounts include interim procedures and audit fees, as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners LLC for audit related fees for the years ended December 31, 2023 and 2022.

Tax Fees. We did not pay Adeptus Partners LLC for tax planning and tax advice for the years ended December 31, 2023 and 2022.

All Other Fees. We did not pay Adeptus Partners LLC other fees for the years ended December 31, 2023 and 2022.

Audit Committee Pre-Approval Policy and Procedures

Energem’s audit committee was formed upon the consummation of its IPO. As a result, Energem’s audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of the audit committee were approved by the Energem board of directors. Since the formation of the Energem audit committee, the audit committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

Energem’s audit committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

Upon the consummation of the Transactions, our audit committee adopted its committee charter (the “Audit Committee Charter”) that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

The following documents are included on pages F-1 through F-17 attached hereto and are filed as part of this Annual Report on Form 10-K.

(a)(2) Financial Statement Schedules.

All financial statement schedules have been omitted because they are not applicable, not required or the information required is shown in the financial statements or the notes thereto.

(a)(3) Exhibits

The following is a list of exhibits filed, furnished or incorporated by reference as part of this Annual Report on Form 10-K. Exhibits which are incorporated herein by reference can be obtained on the SEC website at www.sec.gov.

Exhibit No.	Description
2.1†	Share Purchase Agreement, dated August 1, 2022, by and among Energem Corp., Mr. Swee Guan Hoo, in his capacity as Purchaser Representative, Graphjet Technology Sdn., and the Selling Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Energem on August 2, 2022).
3.1	Amended and Restated Memorandum of Association and Articles of Association of Energem Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed by Energem Corp. on November 9, 2021).
4.1	Warrant Agreement dated November 18, 2021, by and among Energem Corp., Energem LLC and parties thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Energem Corp. on November 19, 2021).
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A-2, filed by Energem Corp. on November 9, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A-2, filed by Energem Corp. on November 9, 2021).
4.4*	Description of Graphjet Technology Securities
10.2+	Graphjet Technology Equity Incentive Plan (incorporated by reference to Annex C to the Registration Statement on Form S-4, filed by Energem on January 23, 2023).

10.3	Registration Rights Agreement dated November 18, 2021, between Energem Corp. and Energem LLC (incorporated by reference to Exhibit B to the Share Purchase Agreement attached herein as Exhibit 2.1).
10.4	Amended and Restated Share Purchase Agreement dated January 24, 2024, by and among the PIPE Investor, Energem Corp. and Graphjet Technology Sdn. Bhd. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4/A13, filed by Energem Corp. on January 29, 2024).
10.5	Placement Unit Purchase Agreement dated November 18, 2021, by and among Energem Corp. and Energem LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Energem Corp. on November 19, 2021).
10.6	Letter Agreement, dated November 18, 2021, among Energem, Energem LLC and each of the executive officers and directors of Energem (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Energem on November 19, 2021).
10.7	Securities Subscription Agreement, dated August 16, 2021, between Energem Corp. and Energem LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement to the Form S-1, filed by Energem Corp. on September 10, 2021).
10.8	Indemnity Agreement ([incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A-2 filed by Energem Corp. on November 9, 2021]).
10.9+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Aiden Lee Ping Wei (incorporated by reference to Exhibit 10.8 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.10+	Employment Agreement, dated March 14, 204, by and between Graphjet Technology and Aw Jeen Rong (incorporated by reference to Exhibit 10.9 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.11+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Boh Woan Yun (incorporated by reference to Exhibit 10.11 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.12+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Lim Seh Jiang (incorporated by reference to Exhibit 10.12 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.13+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Liu Yu (incorporated by reference to Exhibit 10.13 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.14+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Hoo Swee Guan (incorporated by reference to Exhibit 10.14 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
21.1	List of Subsidiaries of Graphjet Technology (incorporated by reference to Exhibit 21.1 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
31.1*

Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97*	Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Shareholders of Energem Corp.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Energem Corp. (the Company) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has determined that if the Company is unsuccessful in consummating an initial business combination within the prescribed period of time from the closing of the Initial Public Offering, the requirement that the Company cease all operations, redeem the public shares and thereafter liquidate and dissolve raises substantial doubt about the ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Ocean, New Jersey

April 19, 2024

PCAOB ID: 3686

ENERGEM CORP.

BALANCE SHEET

	December 31,	December 31,
	2023	2022
ASSETS
Current Assets-Cash	$5,503	$47,789
Prepaid expenses	18,056	143,055
Other Receivables	3,000	170,594
Total Current Asset	26,559	361,438

Cash and marketable securities held in the trust	13,959,133	19,535,946
Total assets	$13,985,692	$19,897,384

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$952,142	$686,195
Other payables	260,000	140,000
Promissory Note – related party	88,542	88,542
Working capital loan	354,557	-
Extension Loan	1,041,480	170,594
Total Current liabilities	2,696,721	1,085,331

Deferred Underwriting Commission	4,025,000	4,025,000
Total liabilities	6,721,721	5,110,331

Commitments and Contingencies (Note 6)
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 1,216,932 and 1,895,481 shares subject to possible redemption value at $11.47 and $10.31 per share as of December 31, 2023 and December 31, 2022 respectively	13,959,133	19,706,540
Shareholders’ Deficit
Preferred share, $0.0001 par value; 1,000,000 shares authorized; -0- issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 528,075 shares issued and outstanding (excluding 1,216,932 and 1,895,481 shares subject to possible redemption as of December 31, 2023 and December 31, 2022 respectively)	53	53
Class B ordinary shares, par value $0.0001; 20,000,000 shares authorized; 2,875,000 issued and outstanding as of December 31, 2023 and 2022	288	288
Additional paid in capital	-	-
Accumulated deficit	(6,695,503)	(4,919,828)
Total shareholders’ deficit	(6,695,162)	(4,919,487)
Total liabilities and shareholders’ deficit	$13,985,692	$19,897,384

The accompanying notes are an integral part of these financial statements.

Energem CORP.

STATEMENTS OF OPERATIONS

	For the year Ended	For the year Ended
	December 31, 2023	December 31, 2022
Formation and Operating costs	$904,790	$1,294,712
Loss from operation	(904,790)	(1,294,712)

Other Income
Interest earned on marketable securities held in the Trust Account	858,423	1,348,596
Net Income (Loss)	$(46,367)	$53,884

Weighted average shares outstanding of Class A ordinary shares	1,947,642	11,159,721
Basic and diluted net income (loss) per ordinary share	$0.25	$0.03
Weighted average shares outstanding of Class B ordinary shares	2,875,000	2,875,000
Basic and diluted net income(loss) per ordinary share	$(0.19)	$(0.09)

The accompanying notes are an integral part of these financial statements.

ENERGEM CORP.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January 1, 2023	528,075	$53	2,875,000	$288	$-	$(4,919,828)	$(4,919,487)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(255,889)	(255,889)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(210,161)	(210,161)
Net loss	-	-	-	-	-	(16,762)	(16,762)
Balance – March 31, 2023	528,075	$53	2,875,000	$288	$-	$(5,402,640)	$(5,402,299)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(255,889)	(255,889)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(241,790)	(241,790)
Net Income	-	-	-	-	-	210,137	210,137
Balance – June 30, 2023	528,075	$53	2,875,000	$288	-	$(5,690,182)	$(5,689,841)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(194,821)	(194,821)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(224,771)	(224,771)
Net Income	-	-	-	-	-	77,106	77,106
Balance – September 30, 2023	528,075	$53	2,875,000	$288		$(6,032,668)	$(6,032,327)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(164,286)	(164,286)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(181,701)	(181,701)
Net Loss	-	-	-	-	-	(316,848)	(316,848)
Balance – December 31, 2023	528,075	$53	2,875,000	$288	-	$(6,695,503)	$(6,695,162)

	Class A Ordinary shares		Class B Ordinary shares		Additional Paid in	Accumulated	Total Shareholders’
	Shares	Amount	Shares(1)	Amount	Capital	Deficit	Deficit

Balance – January1, 2022	528,075	$53	2,875,000	$288	$-	$(3,453,173)	$(3,452,832)
Net loss	-	-	-	-	-	(59,400)	(59,400)
Balance – March 31, 2022	528,075	$53	2,875,000	$288	$-	$(3,512,573)	$(3,512,232)
Net loss	-	-	-	-	-	(12,989)	(12,989)
Balance – June 30, 2022	528,075	$53	2,875,000	$288	-	$(3,525,562)	$(3,525,221)

Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(697,529)	(697,529)
Net Income	-	-	-	-	-	224,556	224,556

Balance – September 30, 2022	528,075	$53	2,875,000	$288	-	$(3,998,535)	$(3,998,194)
Additional amount deposited into trust ($0.045 per outstanding Class A Ordinary Shares)	-	-	-	-	-	(170,594)	(652,417)
Re-measurement for ordinary share to redemption amount	-	-	-	-	-	(652,417)	(170,594)
Net Loss	-	-	-	-	-	(98,282)	(98,282)
Balance – December 31, 2022	528,075	$53	2,875,000	$288	-	(4,919,828)	(4,919,487)

The accompanying notes are an integral part of these financial statements.

ENERGEM CORP.

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2023	For the Year Ended December 31, 2022
Cash flows from operating activities:
Net Income (Loss)	$(46,367)	53,884
Adjustments to reconcile net income to net cash used in operating activities:
Interest income from Trust Account	(858,423)	(1,348,596)
Changes in operating assets and liabilities:
Prepaid expenses	125,000	(135,550)
Accrued expenses	265,947	642,324
Other payables	120,000	120,000
Other receivables	(3,000)	-
Net cash used in operating activities	(396,843)	(667,938)

Cash flows from investing activities:
Cash withdrawal from Trust Account in connection with redemption	7,476,716	-
Investment of Cash in Trust Account	(870,886)	-
Net cash provided by investing activities	6,605,830	-

Cash flows from financing activities:
Proceeds from extension loan	870,886	-
Proceeds from working capital loan	354,557	-
Redemption of ordinary shares	(7,476,716)
Net cash used in financing activities	(6,251,273)	-

Net change in cash	(42,286)	(667,938)
Cash at the beginning of the period	47,789	715,727
Cash at the end of the period	$5,503	47,789

Supplemental disclosure of non-cash financing activities:
Extension loan receivable	-	170,594
Value of Class A ordinary shares subject to redemption	$13,959,133	19,535,946
Re-measurement for ordinary share to redemption amount	$858,423	1,349,946

The accompanying notes are an integral part of these financial statements.

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

The Financing

As of December 31, 2023, the Company had not commenced any operations. All activity for the period from August 6, 2021 through December 31, 2023, relates to the Company’s formation, Offering (as defined below) and activities necessary to identify a potential target and prepare for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents from the proceeds derived from the Offering. The Company has selected December 31 as its fiscal year end.

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

Following the closing of the initial public offering, $1,002,730 of cash was held outside of the Trust Account available for working capital purposes. As of December 31, 2023 and December 31, 2022, we have available to us $5,503 and $47,789 of cash on our balance sheet and a working capital deficit of $2,673,162 and $723,893 respectively.

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

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 1 — Description of Organization and Business Operations (Continued)

On August 10, 2023, at 8.30 a.m. ET, the Company held an extraordinary general meeting of its shareholders in a virtual format pursuant to due notice (the “2023 Extraordinary General Meeting”). At the 2023 Extraordinary General Meeting, Company shareholders entitled to vote at the 2023 Extraordinary General Meeting cast their votes and approved the Trust Amendment Proposal, pursuant to which the Trust Agreement was amended to extend the date on which Continental must liquidate the Trust Account (the “Trust Account”) established in connection with the IPO if the Company has not completed its initial business combination, from August 18, 2023 to February 18, 2024.

The shareholders of the Company approved the Third Amended and Restated Articles of Association of the Company at the 2023 Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from August 18, 2023 (the “Termination Date”) by up to six (6) one-month extensions to February 18, 2024 (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the 2023 Extraordinary General Meeting, holders of 678,549 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.02 per share, for an aggregate payout of $7,476,716. Following the redemptions at the 2023 Extraordinary General Meeting, 1,216,932 public Class A ordinary shares remain outstanding. Following the redemptions at the 2023 Extraordinary General Meeting, the remaining cash in the Trust Account is $13,959,133 as of December 31, 2023.

On February 16, 2024, the shareholders of the Company approved the Fourth Amended and Restated Articles of Association of the Company at the February 16, 2024, Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from February 18, 2024 to August 18, 2024 (the “Termination Date”) by up to six (6) one-month extensions (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 189,385 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.47 per share, for an aggregate of approximately $2,172,245.95. Following the payment of the redemptions, the Trust Account had a balance of approximately $11,894,467.46. Following the redemptions at the Extraordinary General Meeting, 1,027,547 public Class A ordinary shares remain outstanding.

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

The Company will have until August 18, 2024, in connection to the Extension Amendment Proposal to consummate a Business Combination. In connection with approval of the Extension Amendment Proposal and the Trust Amendment Proposal, the Company caused $0.045 per outstanding share of the Company’s Class A ordinary shares to be deposited into the Trust Account, giving effect to the redemptions disclosed above, or approximately $46,239.62 per extension for the remaining 1,027,547 Class A ordinary shares in connection with the exercise of the monthly extension of the Extended Date on November 17, 2022, August 10, 2023 and February 16, 2024.

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

Liquidity and Capital Resources

As of December 31, 2023 and December 31, 2022, the Company had $5,503 and $47,789 of cash in its operating bank account, respectively. The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through the payment of $25,000 from the Sponsor to cover for certain offering costs on the Company’s behalf in exchange for issuance of Founder shares (as defined in Note 4). After the consummation of the Initial Public Offering, the Company’s liquidity has been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside of the Trust Account. In addition, to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (as defined in Note 4). As of December 31, 2023, there is $354,557 outstanding in Working Capital Loans. As of December 31, 2022, there was no outstanding balance for the Working Capital Loans.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and December 31, 2022.

Marketable Securities Held in Trust Account

As of December 31, 2023 and 2022, substantially all of the assets held in the Trust Account were held in government securities (United States Treasury Bills). As of December 31, 2023 and December 31, 2022, the balance in the Trust Account was $13,959,133 and $19,706,540 respectively.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of December 31, 2023 and December 31, 2022, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the years ended December 31, 2023 and 2022.

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

As of December 31, 2023 and December 31, 2022, the Class A Ordinary Shares reflected on the balance sheet are reconciled in the following table:

	December 31,	December 31,
	2023	2022
Redeemable Class A Common Stock – Opening Balance	$19,706,540	$116,725,000
Less:
Redemption of Class A common stock, including interest	(7,476,715)	(98,539,000)
Plus:
Extension fund in transit	-	170,594
Re-measurement of carrying value to redemption value	1,729,308	1,349,946
Redeemable Class A Common Stock - Ending Balance	13,959,133	19,706,540

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of December 31, 2023 and December 31, 2022, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented. Accretion associated with the redeemable shares of Class A Ordinary Shares is excluded from earnings per share as the redemption value approximates fair value at December 31, 2023 and 2022.

The Company’s statements of operations includes a presentation income per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income per share. Net income per ordinary share, basic and diluted, for redeemable Class A ordinary shares is calculated by dividing the net income allocable to Class A ordinary shares subject to possible redemption, by the weighted average number of redeemable Class A ordinary shares outstanding. Net income per shares, basic and diluted, for non-redeemable Class B ordinary shares is calculated by dividing net income allocable to non-redeemable ordinary shares, by the weighted average number of non-redeemable ordinary shares outstanding for the periods. Non-redeemable Class B ordinary shares include the founder shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The net income (loss) per share presented in the statement of operations is based on the following:

	For the year ended December 31, 2023		For the year ended December 31, 2022
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net loss per share:
Numerators:
Allocation of expenses	$(365,403)	(539,387)	$(1,029,491)	$(265,221)
Interest	858,423	-	1,348,596	-
Allocation of net (loss) income	$493,020	$(539,387)	$319,105	$(265,221)
Denominators:
Weighted-average shares outstanding	1,947,642	2,875,000	11,159,721	2,875,000
Basic and diluted net income (loss) per share	$0.25	$(0.19)	$0.03	$(0.09)

Concentration of Credit Risk

Financial instruments that potentially subject to concentration of credit risk consist of cash and cash held in trust. Cash is comprised of cash balances with banks and bank deposits, which are insured by the Federal Deposit Insurance Company (“FDIC”), up to $250,000. The Company did not have cash exceed FDIC limits at December 31, 2023 and 2022. Cash held in trust is comprised of securities held by a financial institution, which are insured by the Securities Investor Protection Corporation (“SIPC”), comprised of $250,000 coverage for cash and $250,000 for securities. The Company had $13,907,133 and $19,285,946 of securities in excess of SIPC limits as of December 31, 2023 and 2022, respectively.

Fair Value of Financial Instruments

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

●	Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

The following table presents information about the Company’s financial assets that are measured at fair value on a recurring basis as of December 31, 2023 and December 31, 2022:

	Level	December 31, 2023	December 31, 2022
Assets:
Cash and marketable securities held in trust account	1	$13,959,133	$19,706,540

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

Promissory Note — Related Party

On August 6, 2021, the Sponsor issued an unsecured promissory note to the Company, pursuant to which the Company may borrow up to an aggregate principal amount of $300,000, to be used for payment of costs related to the initial public offering. The note is non-interest bearing and payable on the earlier of (i) December 31, 2021, or (ii) the consummation of the initial public offering. As of December 31, 2023 and December 31, 2022, the outstanding balance under the promissory note was $88,542.

On November 1, 2022, the Sponsor and the Company entered into a Working Capital Loan and Extension Agreement, pursuant to which the Company may borrow up to an aggregate principal amount of $1,500,000 to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the “Second Extension Amendment Proposal”. On February 16, 2024, the Company extended the time to complete its initial business combination from February 18, 2024 up tp six (6) one-month extensions to August 18, 2024. As of December 31, 2023 the outstanding balance under Working Capital Loan and Extension Agreement was $1,396,037. There was no outstanding balance as of December 31, 2022.

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

No compensation of any kind, including any finder’s fee, reimbursement, consulting fee or monies in respect of any payment of a loan, will be paid by us to our sponsor, officers or directors or any affiliate of our sponsor, officers or directors prior to, or in connection with any services rendered to effectuate, the consummation of an initial business combination (regardless of the type of transaction that it is). However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed. There is no cap or ceiling on the reimbursement of out-of-pocket expenses incurred by such persons in connection with activities on our behalf. As of December 31, 2023, there was $354,557 borrowed under Working Capital Loan. There were no borrowings at December 31, 2022 under the Working Capital Loan.

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 5 — Related Party Transactions (Continued)

Administrative Support Agreement

Commencing on the date of the prospectus and until completion of the Company’s Business Combination or liquidation, the Company may reimburse Energem LLC, the Sponsor, up to an amount of $10,000 per month for office space, secretarial and administrative support. The administrative expense was $120,000 for the twelve month periods ended December 31, 2023 and 2022.

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

ENERGEM CORP.

NOTES TO AUDITED FINANCIAL STATEMENTS

Note 7 – Shareholders’ Equity

Preferred Shares — The Company is authorized to issue 1,000,000 preferred shares with a par value of $0.0001 per share with such designation, rights and preferences as may be determined from time to time by the Company’s Board of Directors. On December 31, 2023, and December 31, 2022 there were no preferred shares issued or outstanding.

Class A Ordinary shares — The Company is authorized to issue 479,000,000 shares of Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. On December 31, 2023, and December 31, 2022, there were 528,075 Class A ordinary shares issued and outstanding excluding 1,216,932 and 1,895,481 shares of Class A ordinary shares subject to possible redemption, respectively.

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

On December 31, 2023, and December 31, 2022, there were 2,875,000 shares of Class B ordinary shares issued and outstanding, so that the Initial Shareholders will own at least 20% of the issued and outstanding shares after the Proposed Offering (assuming the Initial Shareholders do not purchase any Public Shares in the Proposed Offering and excluding the Placement Units). Class B ordinary shares will automatically convert into Class A ordinary shares at the time of our initial Business Combination on a one-for-one basis.

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

On February 16, 2024, the shareholders of the Company approved the Fourth Amended and Restated Articles of Association of the Company at the February 16, 2024, Extraordinary General Meeting, giving the Company the right to extend the date by which the Company must (i) consummate a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses (a “business combination”), (ii) cease its operations if it fails to complete such business combination, and (iii) redeem or repurchase 100% of the Company’s Class A ordinary shares included as part of the units sold in the Company’s IPO that closed on November 18, 2021 from February 18, 2024 to August 18, 2024 (the “Termination Date”) through the use of up to six (6) one-month extensions (the “Extension Amendment Proposal”).

In connection with the voting on the Extension Amendment Proposal and the Trust Amendment Proposal at the Extraordinary General Meeting, holders of 189,385 Class A ordinary shares exercised their right to redeem those shares for cash at an approximate price of $11.47 per share, for an aggregate of approximately $2,172,245.95. Following the payment of the redemptions, the Trust Account had a balance of approximately $11,894,467.46. Following the redemptions at the Extraordinary General Meeting, 1,027,547 public Class A ordinary shares remain outstanding.

In connection with the first monthly extension of the Termination Date, Energem caused $0.045 per outstanding share of Energem’s Class A ordinary shares or approximately $46,239.62 for 1,027,547 Class A ordinary shares to be paid to the Trust Account on February 16, 2024 in advance of the February 18, 2024 due date.

On August 1, 2022, the Company and Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”) entered into a Share Purchase Agreement (as amended on September 4, 2023, the “Share Purchase Agreement” or “SPA”). On February 28, 2024, the Company held an extraordinary general meeting of shareholders in which the SPA and the transactions contemplated by the SPA (the “Business Combination” and together with the other transactions contemplated by the Share Purchase Agreement, the “Transactions”) were approved by the Company shareholders.

On March 14, 2024, the Company completed a series of transactions that resulted in the combination (the “Business Combination”) of the Company pursuant to the previously announced share purchase agreement (the “SPA”), dated August 1, 2022, as amended, with Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), following the approval at the extraordinary general meeting of the shareholders of Energem held on February 28, 2024 (the “Special Meeting”).

Item 16. Form 10-K Summary

None.

64

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 22, 2024	GRAPHJET TECHNOLOGY

	By:	/s/ Aiden Lee Ping Wei
Aiden Lee Ping Wei
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Aiden Lee Ping Wei	Chief Executive Officer and Director	April 22, 2024
Aiden Lee Ping Wei	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Aw Jeen Rong	Executive Director	April 22, 2024
Aw Jeen Rong

	Executive Director	April 22, 2024
Hoo Swee Guan

/s/ Ng Keok Chai	Independent Director	April 22, 2024
Ng Keok Chai

/s/ Ng Ah Lek	Independent Director	April 22, 2024
Ng Ah Lek

	Independent Director	April 22, 2024
Wong Kok Seong

	Independent Director	April 22, 2024
Doris Wong Sing Ee

65