Form 10-Q
period 2024-03-31
GRAPHJET TECHNOLOGY
filed 2024-06-20
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission File Number 001-41070

GRAPHJET TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Unit No. L4-E-8, Enterprise 4 Technology Park Malaysia Bukit Jalil Kuala Lumpur, Malaysia	57000
(Address of principal executive offices)	(Postal Code)

+60 018 272 7799

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Class A ordinary shares, par value $0.0001 per share	GTI	The Nasdaq Stock Market LLC

Redeemable warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	GTIWW	OTC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). No ☒ Yes ☐

As of June 18, 2024 there were 144,691,306 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	March 31, 2024	September 30, 2023
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$1,146	$1
Prepaid expenses	102	155
Advances to a related company	92	97
Deposits	153	128
Other current assets	145	54

Total current assets	1,638	435

Non-current assets:
Property and equipment, net	1,264	2
Intangible assets, net	5,611	5,827
Total non-current assets	6,875	5,829
TOTAL ASSETS	$8,513	$6,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Debt	$522	$510
Accrued expenses	256	349
Working Capital Loan	96	-
Extension Loan	1,142	-

Total current liabilities	2,016	859

Non-current liabilities:
Accrued bonus	10,153	-
Payable to directors	1,218	2,232
Payable to a shareholder for intellectual property	656	5,756
Total non-current liabilities	12,027	7,988
Total liabilities	14,043	8,847
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 146,741,306 Class A Ordinary Shares issued and outstanding as of March 31, 2024, and $0.2405 par value for 2,500,100 shares authorized, issued, and outstanding as of September 30, 2023)	14	601
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	9,670	-
Accumulated deficit	(15,274)	(3,256)
Accumulated other comprehensive income	60	72
Total shareholders’ deficit	(5,530)	(2,583)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$8,513	$6,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the three-month period ended March 31, 2024	For the three-month period ended March 31, 2023	For the six-month period ended March 31, 2024	For the six-month period ended March 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Operating costs and expenses:
General and administrative expenses	$11,588	$660	$12,006	$984
Total operating costs and expenses	11,588	660	12,006	984

Net loss	$(11,594)	$(666)	$(12,018)	$(996)

Loss from operations	(11,588)	(660)	(12,006)	(984)
Interest expense	(6)	(6)	(12)	(12)
Total interest expense	(6)	(6)	(12)	(12)
Net loss before income tax provision	(11,594)	(666)	(12,018)	(996)
Income tax provision	-	-	-	-
Weighted-average common shares outstanding:

Basic	28,979,208	2,500,100	15,667,307	2,500,100
Diluted	28,979,208	2,500,100	15,667,307	2,500,100

Basic	$(0.40)	$(0.27)	$(0.77)	$(0.40)
Diluted	$(0.40)	$(0.27)	$(0.77)	$(0.40)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the three-month period ended March 31, 2024	For the three-month period ended March 31, 2023	For the six-month period ended March 31, 2024	For the six-month period ended March 31, 2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(11,594)	$(666)	$(12,018)	$(996)

Foreign currency translation adjustment	43	(1)	(12)	(28)

Comprehensive loss attributable to common stockholders	$(11,551)	$(667)	$(12,030)	$(1,024)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE PERIODS ENDED MARCH 31, 2024 AND 2023
(in thousands, except share and per share data)

(unaudited)

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	gain/(loss)	Deficit
Balance as of September 30, 2023	2,500,100	$601	$-	$(3,256)	$72	$(2,583)
Share revaluation		(601)	601			-
Adjusted September 30, 2023	2,500,100	-	601	(3,256)	72	(2,583
Net loss				(424)		(424)
Other comprehensive income					(55)	(55)
Balance as of December 31, 2023	2,500,100	$-	$601	$(3,680)	17	$(3,062)
Business Combination with Energem	144,241,206	14	9,069	-		9,083
Net loss				(11,594)		(11,594)
Other comprehensive income					43	43
Balance as of March 31, 2024	146,741,306	14	$9,670	$(15,274)	60	$(5,530)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

	Common Stock		Additional Paid-in	Accumulated	Accumulated other comprehensive	Total Shareholders’
	Shares	Amount	Capital	Deficit	gain/(loss)	Deficit
Balance as of September 30, 2022	2,500,100	$601	$-	$(915)	$3	$(311)
Net loss				(330)		(330)
Other comprehensive income					(27)	(27)
Balance as of December 31, 2022	2,500,100	$601	$-	$(1,245)	(24)	$(668)
Net loss				(666)		(666)
Other comprehensive income					(0)	(0)
Balance as of March 31, 2023	2,500,100	$601	$-	$(1,911)	(24)	$(1,334)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the six-month period ended March 31, 2024 (unaudited)	For the six-month period ended March 31, 2023 (unaudited)
Cash flows from operating activities:
Net Loss	$(12,018)	(996)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortisation	216	216
Depreciation	2	-
Foreign currency translation adjustment	(12)	(28)
Changes in operating assets and liabilities:
Prepaid expenses	84	(174)
Advances to a related company	5	19
Deposit	(25)	-
Other current assets	(87)	(155)
Interest payable as part of debt payable	12	12
Accrued expenses	(1,333)	(213)
Other payables	(290)	-
Related party payable	(89)	-
Deferred underwriting fee	(2,000)	-
Payable to directors	2,086	1,097
Accrued bonus	10,153	-
Net cash used in operating activities	(3,296)	(222)

Cash flows from investing activities:
Additions to property and equipment	(1,264)	-

Net cash used in investing activities	(1,264)	-

Cash flows from financing activities:
Proceeds from issuance of shares	6,260	-
Repayment of working capital loan	(555)	-

Net cash provided by financing activities	5,705	-
Net change in cash and cash equivalents	1,145	(222)
Cash and cash equivalents at the beginning of the period	1	225
Cash and cash equivalents at the end of the period	$1,146	3
Supplemental disclosure of non-cash financing activities:
Issuance of shares to Graphjet existing shareholders	$1,380,000	-
Issuance of shares to Energem’s founders Shares	34,030	-
Issuance of shares to Financial Advisor	27,600	-
Issuance of shares to Underwriter	2,025	-
Issuance of shares to Senior Management Staff Shares	31	-
Issuance of shares for the settlement of amount due to a director	3,100	-
Issuance of shares for the settlement of amount due to a shareholders for intellectual property	5,100	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE PERIODS ENDED MARCH 31, 2024 AND 2023
(in thousands, except share and per share data)

Note 1 - Description of Organization and Business Operations

1.1 Organization and Nature of Business

Graphjet Technology (the “Company”, “we,” “us” or “our”) is the owner of the state-of-the-art patented technology for the manufacture of graphene and graphite. The Company is a former blank check company incorporated in the Cayman Islands on August 6, 2021 under the name Energem Corp. (“Energem”) and formed for the purpose of acquiring, engaging in a share exchange, share reconstruction and amalgamation with, purchasing all or substantially all of the assets of, entering into contractual arrangements with, or engaging in any other similar business combination with one or more businesses.

The Company acquired Graphjet Technology Sdn. Bhd. (“Graphjet”), a Malaysian based company that produces graphite, graphene and graphene-based anode battery material with at least 98% similarity and are much more consistent compared to other synthetic graphite and graphene which are produced from petroleum coke and coal. The breakthrough technology transforms a sustainable, abundant and renewable agricultural waste product, palm kernel shells into highly valued artificial graphene and graphite at significantly lower carbon emissions. For research and development in graphite and graphene applications, Graphjet collaborates with National University of Malaysia (UKM) and Universiti Teknikal Malaysia Melaka (UTEM) as Technology Advisor Panel to provide technology advisory for the applications. The Company is a member of Industrial Liaison Program (ILP) of Massachusetts Institute of Technology (MIT).

The Company intends to be a low-cost producer of the highest quality artificial graphite and graphene. Graphjet has a patent on its bio-mass process and production method for graphite and a patent pending for graphene, and it believes it is the only producer currently capable of using biomass to produce graphite and graphene in mass production scale.

Since Graphjet Technology uses a widely available waste product as their source, they are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

To date, Graphjet Technology has not had any sales of its products, but plans to sample its products to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high cost suppliers. Until now, the Company has funded its operations primarily with proceeds through equity investments from its current shareholders.

1.2 Business Combination

On March 14, 2024 (the “Closing date”), we consummated a merger (the “Merger”) with Energem and with Graphjet. Pursuant to the Business Combination Agreement, (i) Energem acquired all of the issued and outstanding Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly-owned subsidiary of Energem, (ii) Energem changed its name to Graphjet Technology and (iii) each Selling Shareholder received a number of Energem Class A Ordinary Shares subject to the Consideration Shares formula, which is the number of Energem Class A Ordinary Shares equal to the aggregate Consideration Shares divided by the number of Graphjet Pre-Transaction Shares outstanding immediately prior to the Closing, multiplied by the number of Graphjet Pre-Transaction Shares held by such Selling Shareholder.

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Graphjet Technology was treated as the acquired company and Graphjet was treated as the acquirer for financial statement reporting purposes.

Note 2 - Going Concern and Liquidity

The Company incurred a net loss of $11,594 during the period ended March 31, 2024 and, as of that date, the Company’s current asset exceeded its current liability by $378. The continuation of the Company as a going concern is dependent upon the Company’s ability to operate profitably in the foreseeable future and to continue to receive adequate financial support from its shareholders. These conditions indicate the existence of a material uncertainty which may cast substantial doubt on the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The results of operations for the six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

All intercompany balances and transactions, and any unrealised income and expenses arising from intercompany transactions, are eliminated in preparing the unaudited condensed consolidated financial statements.

The Company consolidates Graphjet, an entity that it controls through a majority voting interest and the accompanying financial statements include the accounts of the Company and its wholly owned subsidiary and those for which the Company has a controlling interest in.

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

Reverse Recapitalization

Pursuant to ASC 805-40 Reverse Acquisitions, for financial accounting and reporting purposes, Graphjet was deemed the accounting acquirer with Graphjet Technology being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the unaudited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Graphjet, with the Merger being treated as the equivalent of Graphjet issuing stock for the net assets of Graphjet Technology, accompanied by a recapitalization. The net assets of Graphjet Technology were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Graphjet financial statements on the Closing Date. The number of Graphjet common shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Foreign Currency

For Graphjet, Malaysian Ringgit have been determined to be the functional currency. The functional currency assets and liabilities are translated to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at the average exchange rates for the period. The U.S. dollar’s effects that arise from changing translation rates are recorded in the Unaudited Condensed Consolidated Statements of Comprehensive Loss.

Intangible Assets

Intangible Assets held by Graphjet consist of Graphene and Graphite patents and are included in the non-current assets in the Unaudited Condensed Consolidated Balance Sheets. Since they lack physical substance and have a limit on their useful life, the patents are considered to be finite-lived intangible assets under ASC 350 Intangibles– Goodwill and Other. Finite-lived intangible assets are subject to amortization over 15 years estimated useful life.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and September 30, 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In Malaysia, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. As such, the Company’s tax provision was zero for the three months ended March 31, 2024 and for the year ended September 30, 2023.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2024 and September 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

There are no potential dilutive securities outstanding for the six months period ended March 31, 2024 and March 31, 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents that can subject the Company to concentrations of credit risk. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM250,000. At March 31, 2024 and September 30, 2023, the Company did not exceed the FDIC insured limits. At March 31, 2024, the Company had cash in excess of RM5,155,493, approximately $1,109,216, PIDM insured limits. The Company had no cash in excess of PIDM insured limits at September 30, 2023 and no cash equivalents as at March 31, 2024 and September 30, 2023, respectively.

Property and Equipment, Net

Property and equipment is stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the unaudited condensed consolidated statements of operations. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Risks and Uncertainties

We are subject to risks and sustained uncertainties about, or worsening of, geopolitical tensions, including further escalation of the war between Russia and Ukraine, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slow down and long-term changes to global trade. As a result, the Company’s ability to procure raw materials at the desired price may be affected. Furthermore, the Company’s ability to raise equity and debt financing may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and its cash flows are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Note 4 - Deposits

The deposits consist of non-refundable deposit for the land to be purchased at Kuantan Integrated Industrial Park and the professional fee related to it, and refundable deposit for the rent of photocopiers. See Note 10 for further discussion.

Deposit allocation	Nature	Terms	March 31, 2024	September 30, 2023
Land to be purchased at Kuantan Integrated Industrial Park	Non-refundable	2% upon signing of letter of offer	82	82
Professional service in building Kuantan factory	Non-refundable	1.5% upon signing of letter of acceptance	46	46
Public Relations Consulting Services	Refundable	One month fee charge	25	-
Photocopiers rent for offices use	Refundable		-	-
Total			$153	$128

Note 5 - Patent

The Company owns two patents over the production of Graphite and Graphene from palm kernel shell. Artificial graphite can be used for including but not limited to electrical carbons, fuel cell bi-polar plates, coatings, electrolytic processes, corrosion products, conductive fillers, rubber and plastic compounds, and drilling applications. Graphene is a product that is further processed from Graphite.

As per ASC 350-30 Intangible Assets, the patents are capitalized as non-current asset because they were not internally generated, have finite useful life of 15 years, and has been used in operational activities although no revenue has been generated.

All patents are expected to have zero residual value. Below is the gross carrying amount, accumulated amortization, aggregate amortization expense, and next 5 years and thereafter estimate on aggregate amortization expense.

		As of March 31, 2024		As of September 30, 2023
Patent	Acquisition cost	Accumulated amortization	Net carrying amount	Accumulated amortization	Net carrying amount
Graphite production	$216	$(29)	$187	$(22)	$194
Graphene production	6,258	(834)	5,424	(625)	5,633
	$6,474	$(863)	$5,611	$(647)	$5,827

Estimated amortization expense:	Amount
For year ended September 30, 2024	324
For year ended September 30, 2025	432
For year ended September 30, 2026	432
For year ended September 30, 2027	432
For year ended September 30, 2028	432
Thereafter	3,559
Total	$5,611

Note 6 - Property and equipment

Property and equipment included in continuing operations consist of the following:

	March 31, 2024	September 30, 2023
Office equipment	$9	$2
Renovation	34	-
Construction in progress – Machineries yet to be assembled	1,223	-
Property, and equipment, cost	$1,266	$2
Less: accumulated depreciation	(2)	-
Property, and equipment, net	$1,264	$2

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%

Renovation	20%

Depreciation expenses of $1 and $2 (March 31, 2023 - $0 & $0) for the three and six months ended March 31, 2024, respectively, has been recorded in General and Administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has entered into four contracts with Beijing Xi Yu International Trade Co. Ltd from China for the purchase of artificial graphite machineries for a total cost of $1,223. Full payments made upon order confirmation and shipment from main port in Tianjin to Port Klang in Malaysia. The guarantee period is within 15 months after arrival date and during this period the Seller shall be responsible for the damage due to the defects in designing and manufacturing of the machineries. The machineries have yet to be assembled and commissioned as of March 31, 2024.

Note 7 - Debt

The Company obtained loans of $475 from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance to arm’s length transaction principle. For the three and six months period ended March 31, 2024, there were interest expense of $6 and $12 (March 31, 2023 - $6 and $12), respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	March 31, 2024	September 30, 2023
Total interest payable	$47	$35
Total debt and interest payable	$522	$510

Lender	Principle	Interest rate	Lending date	Due
Goh Meng Keong	$432	5% p.a	March 22, 2022	September 30, 2024
Goh Seng Wei	$43	5% p.a	May 26, 2022	November 25, 2024

Principal payments:	Amount
For year ended September 30, 2024	475
Total	$475

Note 8 – Accrued bonus

On February 29, 2024, the Board of Directors of Graphjet has approved the proposed bonus amounting $13,800 to reward the senior management team of Graphjet for the successful business combination and corporate listing. The provision made is based on 1% on the issuance of Graphjet Technology shares to Graphjet existing shareholders total value $1,380,000. As of March 31, 2024, the provision made was $10,153 and the balance to be provided in February 2025.

Note 9 - Related Party Transactions

9.1 Related Party Contract

ZhongHe Industries Sdn Bhd (ZHI) is an entity owned by Mr. Lim Hooi Beng, who owned 20% of its shares as of March 31, 2024 and September 30, 2023. Mr. Lim Hooi Beng also owns 13.8% of the ordinary shares of the Company as of March 31, 2024. Previously, Mr. Lim Hooi Beng owned 14.5% of the ordinary shares of Graphjet as of September 30, 2023.

On September 20, 2021, the Company entered into a Contract of Commission Processing with ZHI, pursuant to which the Company appointed ZHI for the provision of services as stipulated in the Contract of Commission Processing. During the three-month period ended March 31, 2024 and the year ended September 30, 2023, the contract was still effective and the prepayment made to secure its production line was $Nil and $Nil, respectively. The agreement will be ended by June 2024. The fee charged is based on the material consumption and labor cost incurred.

On July 1, 2022, the Company entered into a Tenancy Agreement with ZHI, with respect to the demised premises located at L4-E-8 Enterprise 4, Technology Park Malaysia, Bukit Jalil, 57000 Kuala Lumpur. Pursuant to the terms of the Tenancy Agreement, the tenancy is subject to an initial term of 2 years with a monthly rental of $0.8. The agreement will not be extended after ended and no transfer of premises ownership at the end of the agreement.

	March 31,	September 30,
	2024	2023

Advances to a related company	$92	$97

The advance to ZHI represents the prepayment made to secure its production line after offsetting with the rental charged by ZHI for the office premises.

9.2 Related Party Loans

Short Term Loan

Working capital Loan

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of March 31, 2024, there was $96 borrowed under Working Capital Loan.

Extension Loan

On November 1, 2022, the Sponsor and the Company entered into an Extension Agreement to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the “Second Extension Amendment Proposal”. The extension loan is interest free and to be repaid in September 2024. As of March 31, 2024 the outstanding balance under the Extension Agreement was $1,142.

Long Term Loan

Payable to Directors

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the shareholders of the Company and directors of Graphjet.

	March 31,	September 30,
	2024	2023
Lim Hooi Beng	$1,212	$2,226
Aw Jeen Rong	6	6
Payables to directors	$1,218	$2,232

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of March 31, 2024. As of September 30, 2023, Mr. Lim Hooi Beng and Mr. Aw Jeen Rong owned 14.5% and 6.3% of the ordinary shares of Graphjet. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2 . The shareholders will continue to support the company, hence the payables are interest free and demands for repayment are not expected within the next 12 months.

On March 11, 2024, the Company entered the debt to equity conversion agreements with Mr. Lim Hooi Beng. The Company issued 775,000 ordinary shares at $4.00 per share amounting $3,100 to partially settle the outstanding balance.

As of March 31, 2024 and September 30, 2023, the outstanding balance on the payable is $1,218 and $2,232, respectively.

Payable to a Shareholder for Intellectual Property

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for $6,258 payable within the 19th to 36th month period from July 29, 2022. Liu Yu owned 24.3% the Company’s ordinary shares as of March 31, 2024 and 25.5% of the ordinary shares of Graphjet as of September 30, 2023. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2. This long-term payable is excluded from recognizing imputed interest in accordance with ASC 835-30 Interest.

On March 11, 2024, the Company entered the debt to equity conversion agreements with Mr. Liu Yu. The Company issued 1,275,000 ordinary shares at $4.00 per share amounting $5,100 to partially settle the outstanding balance.

As of March 31, 2024 and September 30, 2023, the outstanding balance on the payable is $656 and $5,756, respectively.

Note 10 – Commitments and Contingencies

As of March 31, 2024, there were no commitment and contingency other than those stated below:

		March 31,
Commitments and Contingencies	Terms	2024
Land to be purchased at Kuantan Integrated Industrial Park	8% of purchase price upon signing of Sales and Purchase Agreement and 90% within 9 months after signing of Sales and Purchase Agreement	$3,944
Professional service in building Kuantan factory	98.5% of total contract value and payments at progressive claims basis	1,920
Rental of premises	Rental expense from April 2024 to January 2025	108
		$5,972

Note 11 – Shareholders’ Deficit

The Company’s ordinary shares and warrants trade on the NASDAQ stock exchange under the symbol "GTI” and “GTIW”, respectively. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the company's authorized share capital is $50,000 divided into 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 Preference Shares each of par value $0.0001 per share. As of March 31, 2024, we have issued & outstanding class A ordinary shares 146,741,306 shares, each with par value of $0.0001. All of the Graphjet Technology ordinary shares issued and outstanding at the consummation of the business combination have been fully paid. The holder of each share of ordinary shares is entitled to one vote.

Note 12 – Equity Incentive Plan

At the Special Meeting on February 28, 2024, Energem shareholders considered and approved the Equity Incentive Plan and reserved an amount of ordinary shares equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares following the Business Combination for issuance thereunder. The Equity Incentive Plan was approved by the Energem board of directors on the same day. The Equity Incentive Plan became effective immediately upon the Closing of the Business Combination.

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

Note 13 – Subsequent Event Disclosure

The Company has evaluated subsequent events through June X 2024, the date the unaudited condensed consolidated financial statements were available for issuance. All subsequent events requiring recognition or disclosure have been included in these unaudited condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Graphjet Technology. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on April 22, 2024. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

Overview

Graphjet Technology (the “Company”, “Graphjet”, “we,” “us” or “our”), is a former blank check company incorporated under the laws of the Cayman Islands on August 6, 2021 under the name Energem Corp., (“Energem”), and formed for the purpose of entering into a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses.

Business Combination

On November 18, 2021, we consummated an initial public offering (“IPO”). On March 14, 2024 (the “Closing Date”), we consummated a series of transactions that resulted in the combination (the “Merger”) with Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), pursuant to a share purchase agreement, dated as of August 1, 2022 (the “SPA”) by and among Energem, Graphjet, Swee Guan Hoo, solely in his capacity as the representative for the shareholders of Energem after the closing of the sale and purchase of the Graphjet Pre-Transaction Shares (the “Closing”) for Energem’s shareholders (the “Purchaser Representative”), the individuals listed on the signature page of the SPA under the heading “Selling Shareholders” (each, a “Selling Shareholder” and together, the “Selling Shareholders”), and Lee Ping Wei in his additional capacity as representative for the Selling Shareholders (the “Shareholder Representative”).

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

The Business Combination was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Energem was treated as the acquired company and Graphjet was treated as the acquirer for financial statement reporting purposes.

Organization and Nature of Business

The Company is the owner of the state-of-the-art patented technology for the manufacture of graphene and graphite, critical raw materials used in a variety of industries. Graphjet Technology produces graphite, graphene and graphene-based anode battery material with at least 98% similarity and are much more consistent compared to other synthetic graphite and graphene which are produced from petroleum coke and coal. The breakthrough technology transforms a sustainable, abundant and renewable agricultural waste product, palm kernel shells into highly valued artificial graphene and graphite at significantly lower carbon emissions. For research and development in graphite and graphene applications, Graphjet Technology collaborates with National University of Malaysia (UKM) and Universiti Teknikal Malaysia Melaka (UTEM) as Technology Advisor Panel to provide technology advisory for the applications. Graphjet is a member of Industrial Liaison Program (ILP) of Massachusetts Institute of Technology (MIT).

The Company intends to be a low-cost producer of the highest quality artificial graphite and graphene. Graphjet has a patent on its bio-mass process and production method for graphite and a patent pending for graphene, and it believes it is the only producer currently capable of using biomass to produce graphite and graphene in mass production scale.

Since Graphjet Technology uses a widely available waste product as their source, they are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

To date, Graphjet Technology has not had any sales of its products, but plans to sample its products to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high cost suppliers. Until now, the Company has funded its operations primarily with proceeds through equity investments from its current shareholders.

Key Factors Affecting Operating Results

See the section entitled “Risk Factors” in the Company’s Form 10-K filed with the SEC on April 22, 2024 for a further discussion of these considerations.

Intellectual Property

On March 28, 2022, the Company entered into a Deed of Assignment, as supplemented by the Supplemental Deed dated July 29, 2022, with ZhongHe Tiancheng Technology Development (Beijing) Co. Ltd, pursuant to which Graphjet Technology acquired a palm-based synthetic graphite and the preparation method thereof with the application no. PI2021002802, a palm-based synthetic graphite and the preparation method thereof with the application no. CN111892048A and a preparation system of palm-based synthetic graphite with the application no. CN111675214A and all the intellectual property rights attached thereto. On March 10, 2022, the Company entered into Intellectual Property Sales Agreement with Liu Yu, as supplemented by the letter from Liu Yu to Graphjet Technology dated July 29, 2022, pursuant to which the Company purchased the process for producing palm-based graphene. The Company currently owns all of the intellectual property rights to its technology and manufacturing process and the Company’s technology is not subject to any ownership, intellectual property, or other rights of any parties other than Graphjet Technology. The Company has submitted the following patent applications:

Patent Application No.	vention
PI2021002802	A PALM-BASED SYNTHETIC GRAPHITE AND THE PREPARATION METHOD THEREOF (patent granted September 22, 2022)

PI2022001906	A PROCESS FOR PRODUCING PALM-BASED GRAPHENE (patent pending)

The Company’s technology will provide a strong alternative option in the artificial graphite market. Traditionally in the market, artificial graphite is preferred by the technology industry due to its higher quality as compared to mineral graphite. Artificial graphite is usually sourced from coal or petroleum coke, which is a byproduct in its respective industry. Therefore, traditional artificial graphite may be limited by shortages or supply chain issues related to coal and petroleum coke. At this time, there are no similar supply chain issues that would affect Graphjet Technology’s access to palm kernel shells used to produce its version of artificial graphite.

If the Company is unable to obtain, maintain and enforce intellectual property protection for its technology and methods, or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to that of Graphjet Technology, and the Company’s ability to successfully commercialize our technology may be adversely affected.

Competition

Competition in the graphene and graphite industry is based primarily on market acceptance, material differentiation and quality, delivery reliability and customer service. Competition with respect to new material is, and is expected to continue to be, based primarily on price, performance and cost effectiveness, customer service and product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability. In the event the Company does not capture the level of sales and consumer adoption it anticipates, Graphjet Technology’s\s business, financial condition, operating results and prospects may be harmed.

Regulatory Environment

The graphene and graphite industry are governed by laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are significant. Our profitability depends in part upon our ability, and that of our affiliated providers and independent contractors, to operate in compliance with applicable laws and to maintain all applicable licenses. To the extent any of our employees or third-party contractors engages in any misconduct or activity in violation of an applicable law, we may be subject to increased liability under the law or increased government scrutiny. If any such action is instituted against us, and we are not successful in defending ourselves or asserting our rights, such action could have a significant impact on our business, including the imposition of significant fines or other sanctions. Complying with any new legislation and regulations could be time-intensive and expensive, resulting in a material adverse effect on our business, prospects, financial condition and/or results of operations.

Components of Results of Operations

Expenses

Expenses consist of general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of audit, tax and secretarial fees.

Results of Operations

The following information includes, in Graphjet Technology’s opinion, all adjustments necessary to state fairly its results of operations for these periods. This data should be read in conjunction with Graphjet Technology’s unaudited condensed consolidated financial statements and notes thereto. These results of operations are not necessarily indicative of the future results of operations that may be expected for any future period.

Comparison of the Three Months Ended March 31, 2024 to the Three Months Ended March 31, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Graphjet Technology’s unaudited condensed consolidated statements of operations data for the three months ended March 31, 2024 and March 31, 2023 (000’s).

	Three months ended
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Operating expenses
General and administrative	11,588	660	(10,928)	1,656%
Total operating expenses	11,588	660	(10,928)	1,656%
Net loss	$(11,594)	$(666)	$(10,928)	1,641%
Loss from operations	(11,588)	(660)	(10,928)	1,656%
Interest expense	(6)	(6)	-	-%
Total interest expense	(6)	(6)	-	-%

General and Administrative Expense

General and administrative expense included only general and administrative expenses in both the three months ended March 31, and 2024 and 2023 as the company currently has no sales or selling expenses. General and Administrative expenses increased from $660 in the three months ended March 31, 2023 to $11,588 in the three months ended March 31, 2024, a $10,928, or 1,656%, increase, primarily due to an increase in staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Net Loss

Net Loss for the three months ended March 31, 2024 and 2023 expenses increased from $666 in the three months ended March 31, 2023 to $11,594 in the three months ended March 31, 2024, a $10,928 or 1,641%, increase, primarily due to staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Comparison of the Six Months Ended March 31, 2024 to the Six Months Ended March 31, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Graphjet Technology’s unaudited condensed consolidated statements of operations data for the six months ended March 31, 2024 and March 31, 2023 (000’s).

	Six months ended
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Operating expenses
Research and development				%
General and administrative	12,006	984	11,022	1,120%
Total operating expenses	12,006	984	11,022	1,120%
Loss from operations	(12,006)	(984)	(11,022)	1,120%
Interest expense	(12)	(12)	-	-%
Total interest expense	(12)	(12)	-	-%
Net loss	$(12,018)	$(996)	$(11,022)	1,107%

General and Administrative Expense

General and administrative expense included only general and administrative expenses in both the six months ended March 31, 2024 and 2023 as the company currently has no sales or selling expenses. General and Administrative expenses increased from $984 in the six months ended March 31, 2023 to $12,006 in the six months ended March 31, 2024, a $11,022, or 1,120%, increase, primarily due to an increase in staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Net Loss

Net Loss for the six months ended March 31, 2024 and 2023 expenses increased from $996 in the six months ended March 31, 2023 to $12,018 in the six months ended March 31, 2024, a $11,022 or 1,107%, increase, primarily due to staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Six Months Ended
	March 31, 2024	March 31, 2023	Variance ($)	Variance (%)
Operating activities	$(3,296)	$(222)	$(3,074)	1,384
Investing activities	(1,264)	-	(1,264)	100
Financing activities	5,705	-	5,705	100
Net increase (decrease) in cash	$1,145	$(222)	$1,367	616

Net Cash used in Operating Activities

We had cash of approximately $1,146 at March 31, 2024 compared to $3 at March 31, 2023.

Operating activities

Cash used in operating activities during the six months ended March 31, 2024 was approximately $3,296. The change in operating activities is attributable to prepaid expenses, advances, accrued expenses and the payable to a director.

Cash used in operating activities during the six months ended March 31, 2023 was approximately $222. Cash used in operations consisted primarily of prepaid expenses, accrued expenses and payables to a director.

Investing activities

Cash used in investing activities during the six months ended March 31, 2024 was approximately $1,264. The change in investing activities is mainly due to purchase of fixed assets.

Cash used in investing activities during the six months ended March 31, 2023 was $0.

Financing activities

Cash provided by financing activities during the six months ended March 31, 2024 was $5,705. The change in investing activities is attributable to proceeds from issuance of shares.

Cash provided by financing activities during the six months ended March 31, 2023 was $0.

Sources of Liquidity

We currently finance our internal operations primarily with self-funding. Our fundamental principles are to build and maintain a financial base for the purpose of maintaining soundness and efficiency of operations and achieving sustainable growth. Our liquidity requirements are primarily to fund our business operations, including capital expenditures and working capital requirements. Our primary sources of liquidity are additional capital investment and debt.

The source, timing and availability of any future financing will depend principally upon market conditions, and, more specifically, on the market acceptance of our products. Funding may not be available when needed, at all, or on terms acceptable to us. Lack of necessary funds may require us to, among other things, delay, scale back or eliminate expenses including some or all of our planned development, including the production of plant.

Graphjet Technology’s short-term liquidity requirements are primarily linked to the business operations, including payments for operating costs, production costs, staffing expenses and marketing expenses. Graphjet Technology’s long-term liquidity requirements are primarily linked to the expenses incurred in connection with our contract manufacturing facility and the construction of our manufacturing facility. With the successful completion of the Business Combination on March 14, 2024, and the $2,500,000 PIPE Investment received pursuant to the PIPE Investment Purchase Agreement, Graphjet Technology believes it will have sufficient working capital for 9-12 months and can begin construction on its manufacturing facility. If additional funds are required to support our working capital requirements, construction plans, and other purposes, we may seek to raise additional funds through equity and debt financing or from other sources. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be diluted. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

Graphjet Technology is an early stage, emerging growth company and has limited operating history, lack of revenues or sales, and net losses to date. Based on Graphjet Technology’s financial history since inception, Graphjet Technology’s auditor has expressed substantial doubt about Graphjet Technology’s ability to continue as a going concern. The continuation of Graphjet Technology as a going concern is dependent upon Graphjet Technology’s ability to operate profitably in the foreseeable future and continue to receive adequate financial support from its shareholders. These conditions indicate the existence of a material uncertainty which may cast substantial doubt on Graphjet Technology’s ability to continue as a going concern. However, the financial statements have been prepared on a going concern basis as the shareholders have given assurance that they will provide adequate financial support for Graphjet Technology to settle its liabilities as and when they fall due. To date, Graphjet Technology has funded its operations through equity investments from its current shareholders. After the Closing of the Business Combination, consummated in March 14, 2024, we intend to finance our future development activities. If additional funds are required, we will seek to raise additional funds through equity and debt financing or from other sources. Because substantial doubt exists as to whether the company can continue as a going concern, it may be more difficult for the company to attract investors. Our future is dependent upon our ability to obtain financing to continue operations and attain profitable operations. Our financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event we cannot continue in existence.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of March 31, 2024.

Going Concern and Liquidity

The accompanying unaudited condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which contemplates continuation of the Company as a going concern and the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred and expects to continue to incur significant costs in pursuit of the Company’s development plans.

Through March 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $15.3 million. Graphjet Technology is a pre-revenue organization in a research and development and flight-testing phase of operations. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for at least the next 12 months from the date these unaudited condensed consolidated financial statements were available to be issued, there is significant uncertainty around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

There can be no assurance that we will be successful in achieving our business plans, that our current capital will be sufficient to support our ongoing operations, or that any additional financing will be available in a timely manner or on acceptable terms, if at all. If events or circumstances occur such that we do not meet our business plans, we may be required to raise additional capital, production design or be unable to fund capital expenditures. Any such events would have a material adverse effect on our financial position, results of operations, cash flows, and ability to achieve our intended business plans.

Critical Accounting Estimates

The preparation of unaudited condensed consolidated financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following significant accounting policies:

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The results of operations for the six months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2024 or any future interim period.

All intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the unaudited condensed consolidated financial statements.

The Company consolidates Graphjet, an entity that it controls through a majority voting interest and the accompanying financial statements include the accounts of the Company and its wholly owned subsidiary and those for which the Company has a controlling interest in.

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

Reverse Recapitalization

Pursuant to ASC 805-40 Reverse Acquisition, for financial accounting and reporting purposes, Graphjet was deemed the accounting acquirer with Graphjet Technology being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the unaudited condensed consolidated financial statements of the Company represent a continuation of the financial statements of Graphjet, with the Merger being treated as the equivalent of Graphjet issuing stock for the net assets of Graphjet Technology, accompanied by a recapitalization. The net assets of Graphjet Technology were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Graphjet financial statements on the Closing Date. The number of Graphjet common shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of expenses during the reporting period.

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

Foreign Currency

For Graphjet, Malaysian Ringgit have been determined to be the functional currency. The functional currency assets and liabilities are translated to their U.S. dollar equivalents at exchange rates in effect as of the balance sheet date and income and expense amounts at the average exchange rates for the period. The U.S. dollar’s effects that arise from changing translation rates are recorded in the Unaudited Condensed Consolidated Statements of Comprehensive Loss.

Intangible Assets

Intangible Assets held by Graphjet consist of Graphene and Graphite patents and are included in the non-current assets in the Unaudited Condensed Consolidated Balance Sheets. Since they lack physical substance and have a limit on their useful life, the patents are considered to be finite-lived intangible assets under ASC 350 Intangibles– Goodwill and Other. Finite-lived intangible assets are subject to amortization over 15 years estimated useful life.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands and Malaysia are the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2024 and September 30, 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In Malaysia, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. As such, the Company’s tax provision was zero for the three months ended March 31, 2024 and for the year ended September 30, 2023.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of March 31, 2024 and September 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

There are no potential dilutive securities outstanding for the six months period ended March 31, 2024 and March 31, 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents that can subject the Company to concentrations of credit risk. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”) up to $250,000. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM250,000. At March 31, 2024 and September 30, 2023, the Company did not exceed the FDIC insured limits. At March 31, 2024, the Company had cash in excess of RM5,155,493, approximately $1,109,216, PIDM insured limits. The Company had no cash in excess of PIDM insured limits at September 30, 2023 and cash equivalents as at March 31, 2024 and September 30, 2023.

Property and Equipment, Net

Property and equipment is stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the unaudited condensed consolidated statements of operations. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Recent Accounting Standards

Risks and Uncertainties

We are subject to risks and sustained uncertainties about, or worsening of, geopolitical tensions, including further escalation of the war between Russia and Ukraine, further escalation of the conflict between the State of Israel and Hamas, as well as further escalation of tensions between the State of Israel and various countries in the Middle East and North Africa, could result in a global economic slow down and long-term changes to global trade. As a result, the Company’s ability to procure raw materials at the desired price may be affected. Furthermore, the Company’s ability to raise equity and debt financing may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and its cash flows are not yet determinable. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of March 31, 2024, we were not subject to any market or interest rate risk.

Item 4. Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their control objectives.

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective. The material weakness identified, as of March 31, 2024, relates to the lack of sufficient accounting resources with deep accounting knowledge to identify and resolve complex accounting issues in a timely manner and adequately separate financial responsibilities.

Notwithstanding the identified material weakness, management, including our principal executive officer and principal financial and accounting officer, believe that the unaudited condensed consolidated financial statements contained in this Quarterly Report fairly present, in all material respects, our financial condition, results of operations and cash flows for the fiscal period presented in conformity with GAAP.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We are not party to any material legal proceedings. From time to time, we may be involved in legal proceedings or subject to claims incident to the ordinary course of business. The outcome of litigation is inherently uncertain, and there can be no assurances that favorable outcomes will be obtained. In addition, regardless of the outcome, such proceedings or claims can have an adverse impact on us, which may be material because of defense and settlement costs, diversion of resources and other factors.

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on April 22, 2024 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the quarter ended March 31, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b)	As previously reported, on November 16, 2021, Energem completed its Initial Public Offering (the “Offering”) of 10,000,000 units (“Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000, and incurring offering costs of $8,304,871, of which $4,025,000 was for deferred underwriting commissions at the initial public offering closing occurring on November 18, 2021. Energem granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the initial public offering price to cover over-allotments.

Simultaneously with the consummation of the closing of the initial public offering, Energem consummated the private placement of an aggregate of 475,575 units (the “Placement Units”) to the Sponsor at a price of $10.00 per Private Placement Unit, generating total gross proceeds of $4,755,750 (the “Private Placement”).

On November 18, 2021, the underwriters purchased an additional 1,500,000 Units pursuant to the exercise of the over-allotment option. The Units were sold at an offering price of $10.00 per Unit, generating additional gross proceeds to the Company of $15,000,000. Also, in connection with the total exercise of the over-allotment option, the Sponsor purchased an additional 52,500 Placement Units at a purchase price of $10.00 per unit generating total Private Placement proceeds of $5,280,750.

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

(c)	None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Share Purchase Agreement dated as of August 1, 2022 by and among Energem Corp., Graphjet Technology Sdn. Bhd., the Selling Shareholders, the Purchaser Representative, the Shareholder Representative (included as Annex A to the proxy statement/prospectus, which is part of this Registration Statement).
3.1	Amended and Restated Memorandum of Association and Articles of Association of Energem Corp. (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form S-1, filed by Energem Corp. on November 9, 2021).
4.1	Warrant Agreement dated November 18, 2021, by and among Energem Corp., Energem LLC and parties thereto (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed by Energem Corp. on November 19, 2021).
4.2	Specimen Class A Ordinary Shares Certificate (incorporated by reference to Exhibit 4.2 to the Registration Statement on Form S-1/A-2, filed by Energem Corp. on November 9, 2021).
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-1/A-2, filed by Energem Corp. on November 9, 2021).
10.1+	Graphjet Technology Equity Incentive Plan (incorporated by reference to Annex C to the Registration Statement on Form S-4, filed by Energem on January 23, 2023).
10.2	Registration Rights Agreement dated November 18, 2021, between Energem Corp. and Energem LLC (incorporated by reference to Exhibit B to the Share Purchase Agreement attached herein as Exhibit 2.1).
10.3	Amended and Restated Share Purchase Agreement dated January 24, 2024, by and among the PIPE Investor, Energem Corp. and Graphjet Technology Sdn. Bhd. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4/A13, filed by Energem Corp. on January 29, 2024).
10.4	Placement Unit Purchase Agreement dated November 18, 2021, by and among Energem Corp. and Energem LLC (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed by Energem Corp. on November 19, 2021).
10.5	Letter Agreement, dated November 18, 2021, among Energem, Energem LLC and each of the executive officers and directors of Energem (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, filed by Energem on November 19, 2021).
10.6	Securities Subscription Agreement, dated August 16, 2021, between Energem Corp. and Energem LLC (incorporated by reference to Exhibit 10.6 to the Registration Statement to the Form S-1, filed by Energem Corp. on September 10, 2021).
10.7	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form S-1/A-2 filed by Energem Corp. on November 9, 2021).
10.8+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Aiden Lee Ping Wei (incorporated by reference to Exhibit 10.8 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.9+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Aw Jeen Rong (incorporated by reference to Exhibit 10.9 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.10+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Boh Woan Yun (incorporated by reference to Exhibit 10.11 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.11+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Lim Seh Jiang (incorporated by reference to Exhibit 10.12 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.12+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Liu Yu (incorporated by reference to Exhibit 10.13 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
10.13+	Employment Agreement, dated March 14, 2024, by and between Graphjet Technology and Hoo Swee Guan (incorporated by reference to Exhibit 10.14 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graphjet Technology

Date: June 18, 2024		/s/ Aiden Lee
	Name:	Aiden Lee Ping Wei
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)