Form 10-Q
period 2024-06-30
GRAPHJET TECHNOLOGY
filed 2024-08-12
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-41070

GRAPHJET TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

Lot 3895, Lorong 6D
Kampung Baru Subang
Seksyen U6, Shah Alam
Selangor, Malaysia	40150
(Address of principal executive offices)	(Postal Code)

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

As of August 12, 2024 there were 146,741,306 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except shares and per share amounts)

	June 30,	September 30,
	2024	2023
ASSETS	(unaudited)	(audited)
Current assets:
Cash and cash equivalents	$88	$1
Prepaid expenses	60	155
Advances to a related company	-	97
Deposits	171	128
Other current assets	104	54

Total current assets	423	435

Non-current assets:
Property and equipment, net	1,270	2
Intangible assets, net	5,503	5,827
Total non-current assets	6,773	5,829
TOTAL ASSETS	$7,196	$6,264

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Debt	$528	$510
Accrued expenses	711	349
Working Capital Loan	96	-
Extension Loan	1,142	-

Total current liabilities	2,477	859

Non-current liabilities:
Accrued bonus	10,155	-
Payable to directors	1,595	2,232
Payable to a shareholder for intellectual property	656	5,756
Total non-current liabilities	12,406	7,988
Total liabilities	14,883	8,847
COMMITMENTS AND CONTINGENCIES (Note 10)
SHAREHOLDERS’ DEFICIT
Preferred shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	-	-
Class A ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 146,741,306 Class A Ordinary Shares issued and outstanding as of June 30, 2024, and $0.2405 par value for 2,500,100 shares authorized, issued, and
outstanding as of September 30, 2023)	14	601
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; none issued and outstanding	-	-
Additional paid-in capital	9,670	-
Accumulated deficit	(17,413)	(3,256)
Accumulated other comprehensive income	42	72
Total shareholders’ deficit	(7,687)	(2,583)

TOTAL LIABILITIES AND SHAREHOLDERS’ DEFICIT	$7,196	$6,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	For the	For the	For the	For the
	three-month	three-month	nine-month	nine-month
	period ended	period ended	period ended	period ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
Operating costs and expenses:	(unaudited)	(unaudited)	(unaudited)	(unaudited)
General and administrative expenses	$2,133	$427	$14,139	$1,411
Total operating costs and expenses	2,133	427	14,139	1,411

Loss from operations	(2,133)	(427)	(14,139)	(1,411)
Interest expense	(6)	(6)	(18)	(18)
Total interest expense	(6)	(6)	(18)	(18)
Net loss before income tax provision	(2,139)	(433)	(14,157)	(1,429)
Income tax provision	-	-	-	-
Net loss	$(2,139)	$(433)	$(14,157)	$(1,429)

Weighted-average common shares outstanding:

Basic	146,741,306	2,500,100	58,368,857	2,500,100
Diluted	146,741,306	2,500,100	58,368,857	2,500,100

Earnings per share:
Basic	$(0.01)	$(0.17)	$(0.24)	$(0.57)
Diluted	$(0.01)	$(0.17)	$(0.24)	$(0.57)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(in thousands, except share and per share data)

	For the	For the	For the	For the
	three-month	three-month	nine-month	nine-month
	period ended	period ended	period ended	period ended
	June 30,	June 30,	June 30,	June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Net loss	$(2,139)	$(433)	$(14,157)	$(1,429)

Foreign currency translation adjustment	(18)	69	(30)	42

Comprehensive loss attributable to ordinary shareholders	$(2,157)	$(364)	$(14,187)	$(1,387)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ DEFICIT

FOR THE PERIODS ENDED JUNE 30, 2024 AND 2023

(in thousands, except share and per share data)

(unaudited)

					Accumulated
			Additional		other	Total
	Common Stock		Paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	gain/(loss)	Deficit
Balance as of September 30, 2023	2,500,100	$601	$-	$(3,256)	$72	$(2,583)
Share revaluation		(601)	601			-
Adjusted September 30, 2023	2,500,100	-	601	(3,256)	72	(2,583)
Net loss				(424)		(424)
Other comprehensive income					(55)	(55)
Balance as of December 31, 2023	2,500,100	$-	$601	$(3,680)	$17	$(3,062)
Business Combination with Energem	144,241,206	14	9,069	-		9,083
Net loss				(11,594)		(11,594)
Other comprehensive income					43	43
Balance as of March 31, 2024	146,741,306	$14	$9,670	$(15,274)	$60	$(5,530)
Net loss				(2,139)		(2,139)
Other comprehensive income					(18)	(18)
Balance as of June 30, 2024	146,741,306	$14	$9,670	$(17,413)	$42	$(7,687)

					Accumulated
			Additional		other	Total
	Common Stock		Paid-in	Accumulated	comprehensive	Shareholders’
	Shares	Amount	Capital	Deficit	gain/(loss)	Deficit
Balance as of September 30, 2022	2,500,100	$601	$-	$(915)	$3	$(311)
Net loss				(330)		(330)
Other comprehensive income					(27)	(27)
Balance as of December 31, 2022	2,500,100	$601	$-	$(1,245)	$(24)	$(668)
Net loss				(666)		(666)
Other comprehensive income					(0)	(0)
Balance as of March 31, 2023	2,500,100	$601	$-	$(1,911)	$(24)	$(1,334)
Net loss				(433)		(433)
Other comprehensive income					69	69
Balance as of June 30, 2023	2,500,100	$601	$-	$(2,344)	$45	$(1,698)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the	For the
	nine-month	nine-month
	period ended	period ended
	June 30,	June 30,
	2024	2023
	(unaudited)	(unaudited)
Cash flows from operating activities:
Net Loss	$(14,157)	$(1,429)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	324	324
Depreciation	4	-
Foreign currency translation adjustment	(30)	42
Changes in operating assets and liabilities:
Prepaid expenses	126	(131)
Advances to a related company	98	27
Deposits	(43)	-
Other current assets	(47)	(147)
Interest payable as part of debt payable	18	18
Accrued expenses	(878)	(214)
Other payables	(290)	-
Related party payable	(89)	-
Deferred underwriting fee	(2,000)	-
Payable to directors	2,463	1,293
Accrued bonus	10,155	-
Net cash used in operating activities	(4,346)	(217)

Cash flows from investing activities:
Additions to property and equipment	(1,272)	-

Net cash used in investing activities	(1,272)	-

Cash flows from financing activities:
Proceeds from issuance of shares	6,260	-
Repayment of working capital loan	(555)	-

Net cash provided by financing activities	5,705	-
Net change in cash and cash equivalents	87	(217)
Cash and cash equivalents at the beginning of the period	1	225
Cash and cash equivalents at the end of the period	$88	$8
Supplemental disclosure of non-cash financing activities:
Issuance of shares to Graphjet existing shareholders	$1,380,000	$-
Issuance of shares to Energem’s founders Shares	34,030	-
Issuance of shares to Financial Advisor	27,600	-
Issuance of shares to Underwriter	2,025	-
Issuance of shares to Senior Management Staff Shares	31	-
Issuance of shares for the settlement of amount due to a director	3,100	-
Issuance of shares for the settlement of amount due to a shareholder for intellectual property	5,100	-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2024 AND 2023

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

Note 2 - Going Concern and Liquidity

The Company incurred a net loss of $14,157 during the period ended June 30, 2024 and, as of that date, the Company’s current liabilities exceeded its current assets by $2,054. The continuation of the Company as a going concern is dependent upon the Company’s ability to operate profitably in the foreseeable future and to continue to receive adequate financial support from its shareholders. These conditions indicate the existence of a material uncertainty which may cast substantial doubt on the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments relating to the recovery of recorded assets or the classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 3 - Summary of Significant Accounting Policies

Principles of Consolidation and Financial Statement Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial statements and Article 8 of Regulation S-X. They do not include all of the information and notes required by U.S. GAAP for complete financial statements. Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The results of operations for the nine months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full fiscal year ending September 30, 2024 or any future interim period.

All intercompany balances and transactions, and any unrealised income and expenses arising from intercompany transactions, are eliminated in preparing the unaudited condensed consolidated financial statements.

The Company consolidates Graphjet and GTI US Corp, the entities that it controls through a majority voting interest. The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries and those for which the Company has a controlling interest in.

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

Investment in Subsidiary

In April 2024, the Company’s subsidiary, Graphjet acquired 10,000 common stock, representing 100% equity interest in GTI US Corp, incorporated in Nevada for a consideration of $10. As of June 30, 2024, $5 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of June 30, 2024.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2024 and September 30, 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. In Malaysia, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. As such, the Company’s tax provision was zero for the nine months ended June 30, 2024 and for the year ended September 30, 2023.

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2024 and September 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

There are no potential dilutive securities outstanding for the nine months period ended June 30, 2024 and June 30, 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents that can subject the Company to concentrations of credit risk. Accounts at United States financial institutions are insured by the Federal Deposit Insurance Corporation(“FDIC”) up to $250. Accounts at Malaysian financial institutions are insured by the Perbadanan Insurans Deposit Malaysia (“PIDM”) up to RM250. At June 30, 2024 and September 30, 2023, the Company did not exceed the FDIC insured limits. At June 30, 2024, the Company had cash in excess of RM142, approximately $30, PIDM insured limits. The Company had no cash in excess of PIDM insured limits at September 30, 2023 and no cash equivalents as at June 30, 2024 and September 30, 2023, respectively.

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

Recent Issued Accounting Standards

No recently issued accounting pronouncements had or are expected to have a material impact on the Company’s unaudited condensed consolidated financial statements.

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

Note 4 - Deposits

The deposits consist of non-refundable deposit for the land to be purchased at Kuantan Integrated Industrial Park and the professional fee related to it, refundable deposit for the rent of photocopiers and installation cost for the factory equipment in Shah Alam factory. See Note 10 for further discussion.

			June 30,	September 30,
Deposit allocation	Nature	Terms	2024	2023
Land to be purchased at Kuantan Integrated Industrial Park	Non-refundable	2% upon signing of letter of offer	82	82
Professional service in building Kuantan factory	Non-refundable	1.5% upon signing of letter of acceptance	46	46
Public Relations Consulting Services	Refundable	One month fee charge	25	-
Photocopiers rent for offices use	Refundable			-
Electrical installation for HL wire & cable in Kampung Baru Subang factory	Non-refundable	40% upon order confirmation	8	-
Installation of New Cooling Tower in Kampung Baru Subang factory	Non-refundable	40% upon order confirmation	10	-

Total			$171	$128

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

		As of June 30, 2024		As of September 30, 2023
			Net		Net
	Acquisition	Accumulated	carrying	Accumulated	carrying
Patent	cost	amortization	amount	amortization	amount
Graphite production	$216	$(32)	$184	$(22)	$194
Graphene production	6,258	(939)	5,319	(625)	5,633
	$6,474	$(971)	$5,503	$(647)	$5,827

Estimated amortization expense:	Amount
For year ended September 30, 2024	108
For year ended September 30, 2025	432
For year ended September 30, 2026	432
For year ended September 30, 2027	432
For year ended September 30, 2028	432
Thereafter	3,667
Total	$5,503

Note 6 - Property and equipment

Property and equipment included in continuing operations consist of the following:

	June 30,	September 30,
	2024	2023
Office equipment	$13	$2
Renovation	38	-
Construction in progress – Machineries yet to be assembled	1,223	-
Property, and equipment, cost	$1,274	$2
Less: accumulated depreciation	(4)	-
Property, and equipment, net	$1,270	$2

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%

Depreciation expenses of $2 and $4 (June 30, 2023 - $0 & $0) for the three and nine months ended June 30, 2024, respectively, has been recorded in General and Administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has entered into four contracts with Beijing Xi Yu International Trade Co. Ltd from China for the purchase of artificial graphite machineries for a total cost of $1,223. Full payments made upon order confirmation and shipment from main port in Tianjin to Port Klang in Malaysia. The guarantee period is within 15 months after arrival date and during this period the Seller shall be responsible for the damage due to the defects in designing and manufacturing of the machineries. The machineries have yet to be assembled and commissioned as of June 30, 2024.

In July 2023, the Company has rented a factory located at Kampung Baru Subang district of Selangor State in Central Malaysia and currently the machineries are under assemble and commissioning in this factory. Pursuant to the terms of the Tenancy Agreement, the monthly rental is $4 and the tenancy is subject to both initial and renewal terms of 1 year.

Note 7 - Debt

The Company obtained loans of $475 from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance to arm’s length transaction principle. For the three and nine months period ended June 30, 2024, there were interest expense of $6 and $18 (June 30, 2023 - $6 and $18), respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	June 30,	September 30,
	2024	2023
Total interest payable	$53	$35
Total debt and interest payable	$528	$510

Lender	Principle	Interest rate		Lending date	Due
Goh Meng Keong	$432	5	% p.a	March 22, 2022	September 30, 2024
Goh Seng Wei	$43	5	% p.a	May 26, 2022	November 25, 2024

Principal payments:	Amount
For year ended September 30, 2024	475
Total	$475

Note 8 - Accrued bonus

On February 29, 2024, the Board of Directors of Graphjet has approved the proposed bonus amounting $13,800 to reward the senior management team of Graphjet for the successful business combination and corporate listing. The provision made is based on 1% on the issuance of Graphjet Technology shares to Graphjet existing shareholders total value $1,380,000. As of June 30, 2024, the provision made was $10,155 and the balance to be provided in February 2025.

Note 9 - Related Party Transactions

9.1 Related Party Contract

ZhongHe Industries Sdn Bhd (ZHI) is an entity owned by Mr. Lim Hooi Beng, who owned 20% of its shares as of June 30, 2024 and September 30, 2023. Mr. Lim Hooi Beng also owns 13.8% of the ordinary shares of the Company as of June 30, 2024. Previously, Mr. Lim Hooi Beng owned 14.5% of the ordinary shares of Graphjet as of September 30, 2023.

On September 20, 2021, the Company entered into a Contract of Commission Processing with ZHI, pursuant to which the Company appointed ZHI for the provision of services as stipulated in the Contract of Commission Processing. The service charged is based on the material consumption and labor cost incurred. On June 30, 2024, the agreement was ended and will not be extended. The Company has expensed off in full for the advances paid.

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

	June 30,	September 30,
	2024	2023

Advances to a related company	$-	$97

The advance to ZHI represents the prepayment made to secure its production line after offsetting with the rental charged by ZHI for the office premises.

9.2 Related Party Loans

Short Term Loan

Working capital Loan

To finance transaction costs in connection with a Business Combination, the Company’s Sponsor or an affiliate of the Sponsor, or the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). Such Working Capital Loans would be evidenced by promissory notes. The notes would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion. As of June 30, 2024, there was $96 borrowed under Working Capital Loan.

Extension Loan

On November 1, 2022, the Sponsor and the Company entered into an Extension Agreement to fund the monthly extension payments (up to fifteen (15) one-month extensions) through February 18, 2024 pursuant to the “Second Extension Amendment Proposal”. The extension loan is interest free and to be repaid in September 2024. As of June 30, 2024 the outstanding balance under the Extension Agreement was $1,142.

Long Term Loan

Payable to Directors

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the shareholders of the Company and directors of Graphjet.

	June 30,	September 30,
	2024	2023
Lim Hooi Beng	$1,483	$2,226
Aw Jeen Rong	112	6
Payables to directors	$1,595	$2,232

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of June 30, 2024. As of September 30, 2023, Mr. Lim Hooi Beng and Mr. Aw Jeen Rong owned 14.5% and 6.3% of the ordinary shares of Graphjet. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2 . The shareholders will continue to support the company, hence the payables are interest free and demands for repayment are not expected within the next 12 months.

On March 11, 2024, the Company entered the debt to equity conversion agreements with Mr. Lim Hooi Beng. The Company issued 775,000 ordinary shares at $4.00 per share amounting $3,100 to partially settle the outstanding balance.

As of June 30, 2024 and September 30, 2023, the outstanding balance on the payable is $1,595 and $2,232, respectively.

Payable to a Shareholder for Intellectual Property

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for $6,258 payable within the 19th to 36th month period from July 29, 2022. Liu Yu owned 24.3% the Company’s ordinary shares as of June 30, 2024 and 25.5% of the ordinary shares of Graphjet as of September 30, 2023. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2. This long-term payable is excluded from recognizing imputed interest in accordance with ASC 835-30 Interest.

On March 11, 2024, the Company entered the debt to equity conversion agreements with Mr. Liu Yu. The Company issued 1,275,000 ordinary shares at $4.00 per share amounting $5,100 to partially settle the outstanding balance.

As of June 30, 2024 and September 30, 2023, the outstanding balance on the payable is $656 and $5,756, respectively.

Note 10 - Commitments and Contingencies

As of June 30, 2024, there were no commitment and contingency other than those stated below:

		June 30,
Commitments and Contingencies	Terms	2024
Rental of premises	Rental expense from July 2024 to January 2025	$75
Electrical installation for HL wire & cable in Kampung Baru Subang factory	60% upon installation	13
Installation of New Cooling Tower in Kampung Baru Subang factory	30% upon piping work, 20% upon installation and 10% after 3 months warranty	15
Rental of factory	Rental expense for July 2024	4
		$107

Note 11 - Shareholders’ Deficit

The Company’s ordinary shares trade on the NASDAQ stock exchange under the symbol “GTI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the company’s authorized share capital is $50,000 divided into 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 Preference Shares each of par value $0.0001 per share. As of June 30, 2024, we have issued & outstanding class A ordinary shares 146,741,306 shares, each with par value of $0.0001. All of the Graphjet Technology ordinary shares issued and outstanding at the consummation of the business combination have been fully paid. The holder of each share of ordinary shares is entitled to one vote.

Note 12 - Equity Incentive Plan

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

Note 13 - Subsequent Event Disclosure

The Company has evaluated subsequent events through August 1, 2024, the date the unaudited condensed consolidated financial statements were available for issuance. All subsequent events requiring recognition or disclosure have been included in these unaudited condensed consolidated financial statements.

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

As the economic climate will remain challenging, Graphjet will defer the plan in opening its manufacturing plant in Kuantan district of Pahang State in Northern Malaysia and no machinery was installed and commissioned for production yet. Nevertheless, Graphjet has rented a factory located at Kampung Baru Subang district of Selangor State in Central Malaysia in July 2023, the machineries are currently under commissioning and expected to start the production in end of August 2024. The Company started to purchase raw materials at the end of July 2024 and estimated production output will gradually increase to 250 tons of graphite per month at the full capacity.

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

Graphite Pricing

Pricing for graphite has receded with the ban of China graphite since December 1, 2023. Our business, financial condition and operating results could be materially and adversely affected to the extent prices for graphite continue to decline in future.

Supply of Palm Kernel Shells

Palm kernel shells is our key raw material used in the production of graphite. With the increase of palm kernel shells price in the market due to the high demand since we have filed in the merger exercise in August 2022, our results of operations are badly affected resulting from the increase in raw material price.

Customer and Border Control Issues by Malaysia and China

The recent border control measures implemented by Malaysia and China have disrupted critical raw material supply chains. These restrictions impact our ability to transport and trade graphite efficiently, affecting qualification timeline, production timelines and costs.

US-China Trade War and China Banning Export of Graphite and Graphene and its related machineries

The trade tensions between the US and China have reshaped global economics. Graphite, being a critical raw material, sourcing for its machineries amidst trade war is not immune to these effects. We are actively diversifying our sourcing to mitigate risks associated with this trade war. China have imposed restrictions on the export and EU have imposed restrictions on the use of graphite and graphene due to environmental concerns. While these materials offer immense potential, we must balance their benefits with responsible practices.

Israel-Palestine Conflict and Geopolitical Positions

The geopolitical landscape affects supply chains and trade dynamics. The trade of US-Malaysia is affected by these geopolitical issues which affects the trades, investment and financing activities. We remain vigilant about how regional conflicts impact our operations and adapt as needed.

Impact of China’s Export Ban on Graphite

China’s recent ban on graphite exports has had a significant impact on the global supply chain. As a critical raw material for anode materials and battery production, graphite scarcity has led to production slowdowns across the EV industry. While we are one of its alternative sourcing options, we must acknowledge the reality of this challenge that is slowing down of the graphite demand globally. Our commitment remains unwavering, but we must adapt to these external factors.

Price Reduction and Market Slow Down of Critical Minerals

The reduction in the price of critical minerals has implications for the slowdown of its market. As responsible stewards of our market expansions, we are closely monitoring these pricing and market dynamics. Adjusting our financial projections and ensuring sustainable operations are paramount. We appreciate your understanding as we recalibrate our strategies to maintain competitiveness.

Competition

Competition in the graphene and graphite industry is based primarily on market acceptance, material differentiation and quality, delivery reliability and customer service. Competition with respect to new material is, and is expected to continue to be, based primarily on price, performance and cost effectiveness, customer service and product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. In such a competitive market, changes in market conditions, including customer demand and technological development, could adversely affect our competitiveness, sales and/or profitability. In the event the Company does not capture the level of sales and consumer adoption it anticipates, Graphjet Technology’s business, financial condition, operating results and prospects may be harmed.

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

Business Development and Marketing

Our commitment to excellence extends beyond production. We recognize that robust business development and effective marketing strategies are essential for long-term success. To ensure that we position ourselves optimally in the market, we have decided to allocate additional time to refine our business development plans and enhance our marketing efforts. This strategic investment will yield dividends as we move forward.

Qualification Process Duration

The qualification process for our products by our future customers is a rigorous and necessary step. Industry standards dictate that this process typically takes 12 to 18 months. During this period, we engage in thorough testing, quality assurance, and compliance checks. Our goal is to deliver products that meet the highest standards of performance and reliability to our customers. Rest assured that this delay is a prudent investment in the quality of our offerings.

Components of Results of Operations

Expenses

Expenses consist of general and administrative expenses.

General and administrative expenses

General and administrative expenses consist primarily of staff cost, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

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

Comparison of the Three Months Ended June 30, 2024 to the Three Months Ended June 30, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Graphjet Technology’s unaudited condensed consolidated statements of operations data for the three months ended June 30, 2024 and June 30, 2023 (000’s).

	Three months ended
	June 30,	June 30,	Variance	Variance
	2024	2023	($)	(%)
Operating expenses
General and administrative	2,133	427	1,706	400%
Total operating expenses	2,133	427	1,706	400%
Loss from operations	(2,133)	(427)	(1,706)	400%
Interest expense	(6)	(6)	-	-%
Net loss	$(2,139)	$(433)	$(1,706)	394%

General and Administrative Expense

General and administrative expense included only general and administrative expenses in both the three months ended June 30, and 2024 and 2023 as the company currently has no sales or selling expenses. General and Administrative expenses increased from $427 in the three months ended June 30, 2024 to $2,133 in the three months ended June 30, 2024, a $1,706, or 400%, increase, primarily due to an increase in staff cost, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Net Loss

Net Loss for the three months ended June 30, 2024 and 2023 expenses increased from $433 in the three months ended June 30, 2023 to $2,139 in the three months ended June 30, 2024, a $1,706 or 394%, increase, primarily due to staff cost, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Comparison of the Nine Months Ended June 30, 2024 to the Nine Months Ended June 30, 2023

Meaningful variances in the Company’s components of operations are explained below. The following table sets forth Graphjet Technology’s unaudited condensed consolidated statements of operations data for the nine months ended June 30, 2024 and June 30, 2023 (000’s).

	Nine months ended
	June 30,	June 30,	Variance	Variance
	2024	2023	($)	(%)
Operating expenses
General and administrative	14,139	1,411	12,728	902%
Total operating expenses	14,139	1,411	12,728	902%
Loss from operations	(14,139)	(1,411)	(12,728)	902%
Interest expense	(18)	(18)	-	-%
Net loss	$(14,157)	$(1,429)	$(12,728)	891%

General and Administrative Expense

General and administrative expense included only general and administrative expenses in both the nine months ended June 30, 2024 and 2023 as the company currently has no sales or selling expenses. General and Administrative expenses increased from $1,411 in the nine months ended June 30, 2023 to $14,139 in the nine months ended June 30, 2024, a $12,728, or 902%, increase, primarily due to an increase in staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Net Loss

Net Loss for the nine months ended June 30, 2024 and 2023 expenses increased from $1,429 in the nine months ended June 30, 2023 to $14,157 in the nine months ended June 30, 2024, a $12,728 or 891%, increase, primarily due to staff cost inclusive provision for gratitude, marketing event, audit fees, consulting and legal fees, plus amortization of intangible assets.

Cash Flows

The following tables set forth a summary of our cash flows for the periods indicated (000’s):

	Nine Months Ended
	June 30,	June 30,	Variance	Variance
	2024	2023	($)	(%)
Operating activities	$(4,346)	$(217)	$(4,129)	1,903
Investing activities	(1,272)	-	(1,272)	100
Financing activities	5,705	-	5,705	100
Net increase (decrease) in cash	$87	$(217)	$304	(140)

Net Cash used in Operating Activities

We had cash of approximately $88 at June 30, 2024 compared to $8 at June 30, 2023.

Operating activities

Cash used in operating activities during the nine months ended June 30, 2024 was approximately $4,346. The change in operating activities is attributable to deposits, accrued expenses, accrued bonus, other payables, related party payable, deferred underwriting fee and the payable to directors.

Cash used in operating activities during the nine months ended June 30, 2023 was approximately $217. Cash used in operations consisted primarily of prepaid expenses, accrued expenses and payables to a director.

Investing activities

Cash used in investing activities during the nine months ended June 30, 2024 was approximately $1,272. The change in investing activities is mainly due to purchase of fixed assets.

Cash used in investing activities during the nine months ended June 30, 2023 was $0.

Financing activities

Cash provided by financing activities during the nine months ended June 30, 2024 was $5,705. The change in investing activities is attributable to proceeds from issuance of shares.

Cash provided by financing activities during the nine months ended June 30, 2023 was $0.

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

Graphjet Technology’s short-term liquidity requirements are primarily linked to the business operations, including payments for operating costs, production costs, staffing expenses and marketing expenses. Graphjet Technology’s long-term liquidity requirements are primarily linked to the expenses incurred in connection with our contract manufacturing facility and the construction of our manufacturing facility. With the successful completion of the Business Combination on March 14, 2024, and the $2,500,000 PIPE Investment received pursuant to the PIPE Investment Purchase Agreement, Graphjet Technology believes it will have sufficient working capital for 9-12 months. If additional funds are required to support our working capital requirements, construction plans, and other purposes, we may seek to raise additional funds through equity and debt financing or from other sources. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be diluted. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

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

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements as of June 30, 2024.

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

Through June 30, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $17.4 million. Graphjet Technology is a pre-revenue organization which possesses patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for 9-12 months from the date these unaudited condensed consolidated financial statements were available to be issued, there is significant uncertainty around the Company’s ability to meet the going concern assumption beyond that period without raising additional capital.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgements, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following critical accounting policies:

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

Net income (loss) per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of June 30, 2024 and September 30, 2023, the calculation of diluted income (loss) per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. As a result, diluted income (loss) per share is the same as basic loss per share for the periods presented.

There are no potential dilutive securities outstanding for the nine months period ended June 30, 2024 and June 30, 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of June 30, 2024, we were not subject to any market or interest rate risk.

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

Our management, under the supervision and with the participation of our principal executive officer and principal financial and accounting officer, evaluated the effectiveness of our disclosure controls and procedures at the end of the period covered by this Quarterly Report. Based upon this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this Quarterly Report, the design and operation of our disclosure controls and procedures were not effective. The material weakness identified, as of June 30, 2024, relates to the lack of sufficient accounting resources with deep accounting knowledge to identify and resolve complex accounting issues in a timely manner and adequately separate financial responsibilities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	During the quarter ended June 30, 2024, there were no unregistered sales of our securities that were not reported in a Current Report on Form 8-K.

(b)	As previously reported, on November 16, 2021, Energem completed its Initial Public Offering (the “Offering”) of 10,000,000 units (“Units”), at $10.00 per Unit, generating gross proceeds of $100,000,000, and incurring offering costs of $8,304,871, of which $4,025,000 was for deferred underwriting commissions at the initial public offering closing occurring on November 18, 2021. Energem granted the underwriter a 45-day option to purchase up to an additional 1,500,000 Units at the initial public offering price to cover over-allotments.

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

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not Applicable.

Item 5. Other Information

(a)	None.

(b)	None.

(c)	None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Share Purchase Agreement dated as of August 1, 2022 by and among Energem Corp., Graphjet Technology Sdn. Bhd., the Selling Shareholders, the Purchaser Representative, the Shareholder Representative (incorporated by reference to Annex A to the Registration Statement on Form S-4, filed by Energem Corp. on January 23, 2023).
3.1

Form of Amended and Restated Memorandum of Association and Amended Articles of Association of Graphjet Technology (incorporated by reference to Annex B to the Registration Statement on Form S-4, filed by Energem Corp. on January 23, 2023).

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

Graphjet Technology

Date: August 12, 2024		/s/ Aiden Lee
	Name:	Aiden Lee Ping Wei
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)