Form 10-K
period 2024-09-30
GRAPHJET TECHNOLOGY
filed 2025-07-15
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2024

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41070

GRAPHJET TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Lot 3895, Lorong 6D, Kampung Baru Subang Seksyen U6, 40150 Shah Alam Selangor, Malaysia
(Address of principal executive offices)	(Zip Code)

+60 016 310 0895

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.0001 per share	GTI	The Nasdaq Stock Market LLC

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

As of July 11, 2025 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $0.088 on July 11, 2025, for the Class A ordinary shares, trading on such date, as reported on The Nasdaq Capital Market, was $4,157,775.86.

As of July 11, 2025, there were 148,037,022 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

i

PART I

BASIS OF PRESENTATION

Graphjet Technology (“Graphjet Technology” or the “Company”) (formerly known as Energem Corp. or “Energem”) was a blank check company originally incorporated under the laws of the Cayman Islands on August 6, 2021, for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization, reorganization or similar business combination with one or more businesses. On November 18, 2021, Energem consummated an initial public offering (the “IPO”), after which its securities began trading on the Nasdaq Stock Market LLC (“Nasdaq”). On August 1, 2022, Energem entered into that certain Share Purchase Agreement (the “SPA”) by and among Energem, Graphjet Technology Sdn. Bhd., a Malaysian private limited company (“Graphjet”), Swee Guan Hoo, solely in his capacity as the representative for the shareholders of Energem after the closing of the sale and purchase of the Graphjet issued and outstanding shares (the “Graphjet Pre-Transaction Shares”) (the “Closing”) for Energem’s shareholders (the “Purchaser Representative”), the individuals listed on the signature page of the SPA under the heading “Selling Shareholders” (each, a “Selling Shareholder” and together, the “Selling Shareholders”), and Lee Ping Wei in his additional capacity as representative for the Selling Shareholders (the “Shareholder Representative”).

On March 14, 2024 (the “Closing Date”), we consummated the previously announced business combination (the “Business Combination”), and related transactions (the “Transactions”) contemplated by the Share Purchase Agreement, pursuant to which Energem acquired all of the issued and outstanding shares of Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly owned subsidiary of Energem; and Energem changed its name to Graphjet Technology. On March 15, 2024, our Class A ordinary shares, par value $0.0001 per share (the “Class A ordinary shares”) began trading on The Nasdaq Global Market under the symbol “GTI” and our warrants to purchase the Class A ordinary shares at an exercise price of $11.50 per share (the “Public Warrants”) began trading on the OTC under the symbol “GTIWW”.

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

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report on Form 10-K, other than historical facts, may be considered forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We have based these forward-looking statements on our current expectations and projections about future events. All statements, other than statements of present or historical fact included in this Annual Report on Form 10-K, our future financial performance, strategy, expansion plans, future operations, future operating results, estimated revenues, losses, projected costs, prospects, plans and objectives of management are forward-looking statements. Any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “intend,” “believe,” “estimate,” “continue,” “goal,” “outlook,” “forecast,” “possible,” “potential,” “predict,” “project” or the negative of such terms or other similar expressions. These forward- looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Annual Report on Form 10-K. We caution you that these forward-looking statements are subject to numerous risks and uncertainties, most of which are difficult to predict and many of which are beyond our control. Unless the context indicates otherwise, references in this prospectus to the “Company,” “Graphjet Technology,” “we,” “us,” “our” and similar terms refer to Graphjet Technology:

●	the ability of the Company to grow and manage growth profitably;

●	our financial and business performance, including financial projections and business metrics;

●	our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects and plans;

●	performance by counterparties, including suppliers of palm kernel shells and transportation providers of the Company’s products;

●	the implementation, market acceptance and success of our business model;

●	our market opportunity and the potential growth of that market;

●	the ability of the Company to compete effectively in a competitive industry;

●	the ability to protect and enhance the Company’s corporate reputation and brand;

●	the impact from future regulatory, judicial, and legislative changes in the Company’s industry;

●	our ability to effect our growth strategies, acquisitions or investments successfully;

●	our future capital requirements and sources and uses of cash;

●	our business, expansion plans and opportunities.

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

Summary of Risk Factors

An investment in shares of our equity securities involves a high degree of risk. If any of the factors enumerated below or in the section entitled “Risk Factors” occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Such risks include, but are not limited to:

Risks Related to Graphjet Technology’s Business and Industry

●	Graphjet Technology’s business and growth strategy depend on Graphjet Technology’s ability to maintain and expand a network of qualified providers. If Graphjet Technology is unable to do so, Graphjet Technology’s future growth would be limited and Graphjet Technology’s business, financial condition and results of operations would be harmed.

●	Graphjet Technology is dependent on its relationships with third-party manufacturers to assist in the production of its products. Graphjet Technology does not own such manufacturing capabilities however, Graphjet Technology expects to begin its operations at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia in second half of 2026.

●	Graphjet Technology may face intense competition, which could limit Graphjet Technology’s ability to maintain or expand market share within Graphjet Technology’s industry, and if Graphjet Technology does not maintain or expand Graphjet Technology’s market share, Graphjet Technology’s business and operating results will be harmed.

●	If Graphjet Technology is not able to develop and release new products and meet demands for its products, Graphjet Technology’s business could be adversely affected.

●	Security breaches, loss of data and other disruptions could compromise sensitive information related to Graphjet Technology’s business or members, or prevent Graphjet Technology from accessing critical information and expose Graphjet Technology to liability, which could adversely affect Graphjet Technology’s business and reputation.

●	If Graphjet Technology is unable to obtain, maintain and enforce intellectual property protection for Graphjet Technology’s technology and methods, or if the scope of our intellectual property protection is not sufficiently broad, others may be able to develop and commercialize technology substantially similar to that of Graphjet Technology, and Graphjet Technology’s ability to successfully commercialize our technology may be adversely affected.

●	Graphjet Technology may in the future become subject to litigation or regulatory investigation, which could harm Graphjet Technology’s business.

●	Graphjet Technology may acquire other businesses, form joint ventures or make other investments that could negatively affect its operating results, dilute shareholders’ ownership, increase its debt or cause it to incur significant expenses.

●	Graphjet Technology is vulnerable to severe weather conditions and natural disasters, including earthquakes, fires, floods, hurricanes, as well as power outages and other industrial incidents, which could severely disrupt the normal operation of its business and adversely affect its results of operations.

●	Graphjet Technology conducts business in a heavily regulated industry and if Graphjet Technology fails to comply with these laws and government regulations, or if the rules and regulations change or the approach that regulators take in classifying Graphjet Technology’s products and services under such regulations change, Graphjet Technology could incur penalties or be required to make significant changes to Graphjet Technology’s operations, products, or services or experience adverse publicity, which could have a material adverse effect on Graphjet Technology’s business, financial condition, and results of operations.

●	Graphjet Technology faces uncertainty as to whether it will achieve its strategic initiatives including construction of its manufacturing plant and whether it will yield the expected benefits, and uncertainty as to the availability of financing or financing on favorable terms and will operate with a dependence on commodity prices, the impact of inflation on costs, the risks of obtaining the necessary permits, the operating performance of Graphjet Technology’s assets and businesses, competitive factors in the graphite mining and production industry generally.

●	Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

●	Many of the economies in Asia are experiencing substantial inflationary pressures which may prompt the governments to take action to control the growth of the economy and inflation that could lead to a significant decrease in Graphjet Technology’s profitability.

●	Graphjet Technology depends on its talent to grow and operate its business, and currently relies on contractors in the production of its graphite, if Graphjet Technology is unable to hire, integrate, develop, motivate and retain personnel, Graphjet Technology may not be able to grow effectively.

Risks Related to Graphjet Technology’s Organization and Structure, including:

●	Graphjet Technology may change its operational policies, investment guidelines, and business and growth strategies without stockholder consent which may subject it to different and more significant risks in the future that may adversely impact its business and financial results.

●	Graphjet Technology is an “emerging growth company” and, as a result of the reduced disclosure and governance requirements applicable to emerging growth companies, its securities may be less attractive to investors.

●	Any joint venture investments that Graphjet Technology makes could be adversely affected by its lack of sole decision- making authority, its reliance on co-ventures’ financial conditions, and disputes between it and its co-ventures.

Risks Related to an Investment in Our Securities

●	The market for our securities has been volatile and may continue to be volatile, which would adversely affect the liquidity and price of our securities.

●	Graphjet Technology will be subject to financial reporting and other requirements as a public company for which its accounting and other management systems and resources may not be adequately prepared, adversely impacting stock price.

Item 1. Business

Unless otherwise indicated or the context otherwise requires, references in this section to “Graphjet Technology,” “we,” “us,” “our,” and other similar terms refer to Graphjet prior to the Business Combination and to Graphjet Technology and its subsidiaries after giving effect to the Business Combination.

Overview

Graphjet is the owner of the state-of-the-art technology for the manufacture of artificial graphene and graphite, critical raw materials used in a variety of industries. The technology was developed through Graphjet’s collaboration with UKM and UTEM. Graphjet’s breakthrough technology transforms an abundant and renewable waste product, palm kernel shells, into highly valued artificial graphene and graphite. Graphjet prepared patent applications on its bio-mass processes and production methods, and it believes it is the only producer currently capable of using biomass to produce graphite and graphene in mass production scale. Graphjet received approval of its patent application (i) for a palm-based synthetic graphite and the preparation method thereof on September 22, 2022; and (ii) a palm-based synthetic graphene and the preparation method thereof on March 27, 2024.

Graphjet’s innovative manufacturing process controls the quality of both the graphite and the resulting graphene, resulting in higher quality products than are produced using either mined graphite or artificial graphite derived from coal -based or petroleum-based production. Since Graphjet uses a widely available waste product as its source, Graphjet expects to be able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

Market Opportunity

Graphite is a mineral form of the element carbon and is either mined as a naturally occurring mineral or artificially produced. Presently, the largest producer and consumer of graphite is China. To date, artificial graphite has been predominantly produced by either using coal-based or petroleum-based methods. Mined graphite is a naturally occurring resource, however, the cost of mined graphite is high and while widely available, it is concentrated in certain geographic regions. Coal or petroleum-based graphite is even more costly than natural graphite, and the market price is highly volatile, as it tracks the price of the underlying raw material. This makes graphite difficult to obtain under long-term contracts for users. Recently, there have been several biomass-based graphite products, but none of them have been able to mass produce graphite or produce at industry standard.

Graphene was discovered in 2004 by Andre Geim and Konstantin Novoselov, who received the Nobel Prize in Physics for this in 2010. It is a material made of a single layer of carbon atoms arranged in a hexagonal lattice, bound together by overlapping sp2 hybrid bonds. Being a million times thinner than a human hair, it is the thinnest object ever created. Not only is graphene lightweight and flexible, but it is also the world’s strongest material, being 200 times stronger than steel and conducts electricity faster than most other materials and if stacked in layers it forms graphite.4 Graphene has been called the “miracle nanomaterial,” the “king of new materials” as well as “black gold,” indicating strong prospects for the graphene industry. Given graphene’s downstream demand in areas of energy, anti-corrosion coating, and sensors, it is critical that graphene be as pure as possible. Graphene’s technological application is dependent on its purity. Graphene’s purity is highly dependent on the quality of the graphite from which it is derived. Natural graphite is not the most efficient source for carbon production because only about 10 to 15% of naturally occurring graphite is graphitic carbon. Graphene can be processed from graphite using multiple different processes, such as chemical vapor deposition (“CVD”) or exfoliation. While the use of artificial graphite derived from petroleum coke has not been extensively explored, petroleum coke may provide an additional source of graphite for graphene production.

Driven by demand from the lithium-ion battery industry, where graphite is the single largest component, the global graphite market is anticipated to grow at a compound annual growth rate (“CAGR”) of 15.1% over the period from 2024 to 2030, to $36.40 billion, from $15.67 billion in 2021. According to Insight Partners, the global graphene market is expected to grow more rapidly from $1.53 billion in 2023 to $8.58 billion in 2031, a CAGR of 24.0%. With the rise of 5G networks, graphene-based materials are being explored for antennas and high-frequency components, enhancing signal speed and efficiency. Additionally, flexible and wearable electronics are benefiting from graphene’s lightweight and highly conductive properties.  In addition to that, with the passage of the Inflation Reduction Act of 2022 in the United States, which provides a tax credit on personal electric vehicles (“EV”) of up to $7,500, the demand for EV and the graphite and graphene to construct them is expected to follow.

At this critical time, Graphjet intends to fill this supply gap for graphite and graphene, which EVs require; EV batteries contain four basic components, an anode, cathode (e.g., lithium, nickel, cobalt, manganese, etc.), electrolyte, and separator. The predominant anode material used in virtually all EV batteries is graphite. Considering the supply chain for graphite, historically, 70-80% of the natural graphite used in EV batteries has been sourced in China, and almost all midstream processing of graphite has been done in China. Without graphite, the EV car industry will be facing a bottleneck. Therefore, EV companies must be able to source the material to produce anode for the battery, which makes up approximately 25-35% of the overall cost of an EV. Graphjet seeks to be one of the suppliers or producers that will be able to consistently supply high-quality graphite in mass quantities at lower cost, as compared to its competitors.

Supply of Raw Materials for Production

Graphjet’s technology allows it to produce graphite and graphene from palm kernel shells, which are a by-product of the production of palm seed oil. Each year, Malaysia alone produces approximately five million tons of palm kernel shells. This would be sufficient to produce approximately 1.67 tons of graphite and 10,000 tons of graphene. Agricultural waste, such as palm seed kernels, can generally not be exported or imported. However, Graphjet is currently producing graphite and graphene on a small scale. Thus, Graphjet has the strategy and manufacturing process in place to mass produce high quality and consistent graphite and graphene at competitive prices. Graphjet intends to construct its first main production facility in Malaysia to cater to the needs of its customers.

Graphjet intends to be a low-cost producer of the highest quality artificial graphite and graphene. Graphjet has patents on its bio-mass process and production method for graphite and graphene, and it believes it is the only producer currently capable of using biomass to produce graphite and graphene in mass production scale.

To date, Graphjet has not had any sales of its products, but plans to sample its product to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high cost suppliers.

On December 27, 2022, Graphjet executed its first supply agreement with Toyoda. This supply agreement provides that Graphjet will supply graphite and graphene amounting to $30 million annually to Toyoda for use on their carbon neutral mobility product. In light of the recent tightening of export controls over export of graphite by China, we were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023. Graphjet is working towards completing a production facility in Malaysia that is capable of producing sufficient graphite and graphene to Toyoda.

Industry Overview

Graphite is a naturally occurring material with deposits all around the world. For naturally recoverable graphite, the 2025 United States Geological Survey indicated the world’s current inferred resources exceed 800 million short tons. China has the most reserves and ranks first in excavation. In 2020, the global production of natural graphite was around 1.6 million short tons, and China accounted for approximately 79% of the world’s total. Generally, the market cost of a ton of graphite ranges between $8,000 and $11,000, depending on market conditions and the quality of the mineral in question.8

Artificial graphite can also be produced from coal or crude oil in the refinery process. However, it is of limited utility and cannot be processed into higher value products, like graphene. The price of artificial graphite is even higher, and given the volatility in the oil markets, is approximately $20,000 per ton.9 Graphite is used in the production of pencils, steel manufacturing, electronics, such as smartphones and as a lubricant for machinery. Graphjet’s most important application is currently lithium-ion batteries. Rising demand for lithium-ion batteries, from the growing number of end-users in sectors such as transportation, energy, and others that require battery-grade graphite, is driving demand for spherical graphite. A major driving force of growth is from the market for electric vehicles. Industry analysts estimate that a typical Li-ion High-Energy (100 Ah) cell of around 3,400 grams requires over 650 grams of graphite and each electric vehicle contains approximately 70 kilograms of graphite.

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

Graphjet’s Products

Graphjet produces its artificial graphite and graphene from palm seed kernels, a waste product widely available in Malaysia and other countries that produce palm seed oil. Unlike mineral or coal-based or petroleum-based graphite that is ultimately limited and must be mined and processed to produce commercial grade graphite, Graphjet’s raw materials are renewable, and effectively unlimited. Graphjet makes use of waste from a product that is used in food production and would otherwise need to be disposed. Graphjet’s proven technology produces graphite at cost of approximately $4,500 per ton making it significantly cheaper than both natural and other sources of artificial graphite.

Graphjet’s process to produce graphene from palm kernel shell-based graphite is also simpler. Taking advantage of the purer graphite produced from palmitoylation, Graphjet can produce highly consistent graphene at a higher purity level, in excess of 99.99% purity. Its other physical and chemical properties of Graphjet’s graphene are more consistent than graphene produced from natural graphite as well. The end result is that Graphjet can sell a better product at a lower price.

While it is not possible under current laws to ship the raw palm kernel shells overseas, it is possible to transfer the intermediate product overseas, which would allow manufacturers to meet domestic production requirements. Import and export restriction cans be different for different country, due to the regulations regarding different handling practices of palm kernel seeds, one concern being inadvertently introducing foreign bacteria into a country.

Graphjet will be able to obtain all the raw materials it needs from local sources in Malaysia. Malaysia is the second largest producer of palm seed oil globally, producing approximately 24% of global palm seed oil. As a result, the Malaysian palm seed industry produces over five million tons of palm kernel shells annually. While Graphjet is in the process of finalizing agreements with suppliers for long term contracts to secure its raw materials, Graphjet believes palm kernel shells will remain readily available as there are currently no other users of palm kernel shells and Malaysia produces 5 million tons of palm kernel shell yearly. Considering Graphjet’s planned production would be way below the amount of palm kernel shell produced annually, Graphjet does not foresee obstacles sourcing its raw materials.

Graphjet believes that its cost and quality will allow an acceleration of the growth of the graphite and graphene market, and will make graphite and graphene available for more uses than is possible at current prices and quality. This will allow Graphjet’s customers to offer their products at lower prices accelerating their market adoption.

Graphjet’s Strategy

On December 27, 2022, Graphjet entered into a supply agreement with Toyoda. Pursuant to the supply agreement, Graphjet will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. Toyoda’s main business is to develop, manufacture and sell hydrogen energy vehicles, pure electric vehicles, electric bicycles (including electric motorcycles), drones, electric agriculture vehicles, yachts and hydrogen internal combustion engine vehicle. Toyoda possess all the proprietary and patent right pertaining to such technology. In light of the recent tightening of export controls over export of graphite by China, we were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023. Graphjet is working towards completing a production facility in Malaysia that is capable of producing sufficient graphite and graphene to Toyoda.

Graphjet is currently seeking a suitable location to open its first main manufacturing plant in Malaysia. This will give Graphjet compete control of the manufacturing process. As Graphjet grows, we will construct additional manufacturing plants in different states of Malaysia and also take consider building a manufacturing plant in North America to work with EV automakers in the United States of America.

Graphjet intends to differentiate itself from its competitors based on the quality and price of graphite and graphene, as well as sustainability. To accomplish this, it will continue to invest in research and development and build out its sales and marketing team. It currently delivers high quality graphite and graphene at the lowest cost and with the only sustainable manufacturing process currently in use.

Upon completion of the manufacturing plant, Graphjet management projects the capacity for graphite and graphene will be approximately 10,000 to 50,000 tons and 60 to 200 tons per annum, respectively

In addition to the planned manufacturing plant, Graphjet Technology plans to build a commercial artificial graphite production facility in Nevada. The plant is expected to be capable of recycling up to 30,000 metric tons of palm kernel material equivalent - a widely abundant agricultural waste product in Malaysia - to produce up to 10,000 metric tons of battery-grade, artificial graphite per year. This level of production is expected to be able to support the production of enough batteries to power more 100,000 electric vehicles (EVs) per year.

Graphjet’s Manufacturing Process

Graphjet uses palm kernel shell, a biomass waste product that is abundant in Malaysia, as its raw material for producing graphite and graphene. The palm kernel shells are dried and crushed to remove the water and oil to get the pure biomass form. Next Graphjet’s formula is added to the biomass to go through a catalyzation to prepare for the pyrolysis process. Then the pyrolysis process, known as thermal cracking process, extracts the carbon content out from the catalyzed palm kernel shell, producing graphite raw material. The graphite then goes through a process known as material shaping, followed by graphitization process to obtain the palm-based synthetic graphite. This will be Graphjet’s product to be sold to the customers or used as raw material as to make palm kernel-based graphene through graphitization preparation process.

Research and Development

Graphjet has developed its technology in collaboration with UKM and UTEM. This allowed it to bring the technology to commercialization faster for more graphene applications, and at a lower cost than would have been possible. While Graphjet does not have a formal agreement with UTEM, Graphjet signed a Memorandum of Understanding with UKM, which is ranked 129th in the world for best university, for the purpose of research and development collaboration, on February 1, 2021. The Memorandum of Understanding with UKM provides for the following collaborative activities, synthesis and characterization of palm kernel shells biomass-based precursors to produce graphite and graphene; project of preparing high quality and high purity man-made graphite from palm-based biomass; project on biomass man-made graphite as raw material to produce high-quality single-layer graphene; and diversified research and development based on man-made graphene application products, amongst other.

In addition, Graphjet appointed UKM UTEM, ranked 450th, Kwansei Gakuin University, ranked 1350th, and Shibaura Institute of Technology, rank 1201th, as technology representatives for the Japan region, Imperial College London, world ranked 7th, for the United Kingdom region and Massachusetts Institute of Technology, ranked number 1 in the world, for the United States region, Graphjet is also involved in joint research and development in graphite and graphene applications for various types of batteries.

Sales and Marketing

On December 27, 2022, Graphjet entered into a supply agreement with Toyoda. Pursuant to the supply agreement, Graphjet will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. We were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023.

Graphjet uses technology that drives the cost advantage to produce graphite and graphene. With the cost advantage, Graphjet can penetrate the graphene market, offering higher quality graphene at about 80-90% less than the current market price (market price USD $200 to $450 per gram) offered by the existing suppliers. Furthermore, Graphjet can produce higher quality graphene which provides customers with a superior product for downstream production uses such as for energy storage, and the production of supercapacitors and graphene batteries.

Intellectual Property

On March 28, 2022, Graphjet entered into a Deed of Assignment, as supplemented by the Supplemental Deed dated July 29, 2022, with ZhongHe Tiancheng Technology Development (Beijing) Co. Ltd, pursuant to which Graphjet acquired a palm-based synthetic graphite and the preparation method thereof with the application no. PI2021002802, a palm-based synthetic graphite and the preparation method thereof with the application no. CN111892048A and a preparation system of palm-based synthetic graphite with the application no. CN111675214A and all the intellectual property rights attached thereto. On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Liu Yu, as supplemented by the letter from Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene. Graphjet currently owns all of the intellectual property rights to its technology and manufacturing process and Graphjet’s technology is not subject to any ownership, intellectual property, or other rights of any parties other than Graphjet.

Graphjet’s technology will provide a strong alternative option in the artificial graphite market. Traditionally in the market, artificial graphite is preferred by the technology industry due to its higher quality as compared to mineral graphite. Artificial graphite is usually sourced from coal or petroleum coke, which is a byproduct in its respective industry. Therefore, traditional artificial graphite may be limited by shortages or supply chain issues related to coal and petroleum coke. At this time, there are no similar supply chain issues that would affect Graphjet’s access to palm kernel shells used to produce its version of artificial graphite.

Employees

Graphjet has 18 employees in the following departments: research and development, production, sales and marketing, administration, and believes its relationship with its employees is cooperative and its employees share the same goals as management to industrialize palm kernel shell-based graphite and graphene, making the products available worldwide.

As Graphjet expands, it believes it will be able to source personnel that can contribute to the technical, marketing and business development aspects of the Company.

Facilities

Graphjet leases an office space in Selangor that is approximately 90,000 sq. ft. Graphjet is currently seeking a suitable location to open its first main manufacturing plant in Malaysia. This will give Graphjet compete control of the manufacturing process.

In addition to the planned manufacturing plant, Graphjet Technology plans to build a commercial artificial graphite production facility in Nevada. The plant is expected to be capable of recycling up to 30,000 metric tons of palm kernel material equivalent - a widely abundant agricultural waste product in Malaysia - to produce up to 10,000 metric tons of battery-grade, artificial graphite per year. This level of production is expected to be able to support the production of enough batteries to power more 100,000 electric vehicles (EVs) per year.

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

Graphjet was formed on December 23, 2019, and our objective is to become a manufacturer of artificial graphite and graphene using a waste product, palm seed kernels. To date, we have devoted substantially all of our resources to performing research and development and enabling manufacturing activities in support of our product development efforts, hiring personnel, acquiring and developing our technology, performing business planning, establishing our intellectual property portfolio and raising capital to support and expand such activities. Our production methods utilizing palm kernel shells to produce single layer graphene and artificial graphite is a new type of product in the industry. Predicting our future revenue and appropriately budgeting for our expenses is difficult, and we have limited insight into trends that may emerge and affect our business. If actual results differ from our estimates or we adjust our estimates in future periods, our operating results and financial position could be materially and adversely affected. You should consider our prospects in light of the risks and uncertainties emerging companies encounter when introducing a new product.

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

As of September 30, 2024, the Company incurred a net loss of approximately $17.8 million and, as of that date, the Company’s current liabilities, exceeded its current assets by approximately $19.9 million. Since the date of inception, we have not recorded any revenue. We incurred significant costs in pursuit of constructing our first manufacturing facility and developing our intellectual property. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

We face a variety of risks related to our proposed graphene/graphite manufacturing business.

We plan to develop a graphene/graphite manufacturing business that produces low-cost, high-quality, and high-margin graphene/graphite. The proposed graphene and graphite manufacturing carries a number of risks, including, without limitation:

●	unanticipated liabilities or contingencies, including those related to intellectual property;

●	the need for additional capital and other resources to expand into the graphene/graphite manufacturing business; and

●	competition from better-funded public and private companies, including from producers of natural graphite, artificial graphite, and competition from foreign companies that are not subject to the same environmental and other regulations as the Company.

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

Companies, organizations, or individuals, including our competitors, and suppliers may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. In specific cases indemnify our customers or suppliers against claims that the products we supply infringe, misappropriate, or otherwise violate third party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling or using our products that incorporate the challenged intellectual property;

●	pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful);

●	obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign our graphene and graphite or means of production, which may not be possible or cost-effective.

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

Graphjet received approval of its patent application (i) for a palm-based synthetic graphite and the preparation method thereof on September 22, 2022; and a palm-based synthetic graphene and the preparation method thereof on March 27, 2024. Our patent application for producing palm-based graphene may not result in an issued patent and our patents may not be sufficiently broad to protect our technology. Moreover, even if we are able to obtain patent protection for both productions, such patent protection may be of insufficient scope to achieve our business objectives. Issued patents may be challenged, narrowed, invalidated or circumvented. Decisions by courts and governmental patent agencies may introduce uncertainty in the enforceability or scope of patents owned by or licensed to us. Furthermore, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our own products and practicing our own technology. Alternatively, third parties may seek approval to market their own products similar to or otherwise competitive with our products. In these circumstances, we may need to defend and/or assert our patents, including by filing lawsuits alleging patent infringement. In any of these types of proceedings, a court or agency with jurisdiction may find our patents invalid, unenforceable or not infringed; competitors may then be able to market products and use manufacturing and analytical processes that are substantially similar to ours. Even if we have valid and enforceable patents, these patents still may not provide protection against competing products or processes sufficient to achieve our business objectives.

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

To date, we have not had any sales of our products, but have three letters of intent with potential customers and on December 27, 2022, we executed ours first supply agreement with Toyoda Trike Inc. This supply agreement provides that we will supply graphite and graphene amounting to $30 million to Toyoda Trike for their carbon neutral mobility product. Thus, we are expected to be the key supplier of raw materials for Toyoda’s carbon neutral mobility products as its first customer contract. However, there remains uncertainty as to the timing of delivery of this product and the acquisition of additional contracts and customers. In light of the recent tightening of export controls over export of graphite by China, we were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023. Graphjet is working towards completing a production facility in Malaysia that is capable of producing sufficient graphite and graphene to Toyoda.

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

We believe that our success and our ability to reach our strategic objectives are highly dependent on the contributions of our key management, technical, engineering and sales personnel. The performance of the business operation, implementation of on-going projects and successful execution on the business strategy will depend on the expertise, experience, and contribution of the management team. The loss of the services of any of our key executives or employees could disrupt our operations, delay the development and introduction of our products and services, and negatively impact our business, prospects and operating results. We cannot assure you that we will be able to successfully attract and retain senior leadership necessary to grow our business. Furthermore, there is increasing competition for talented individuals in our field. We cannot assure that we will be able to afford the compensation packages customary in our filed, which may lead to inability to attract and retain leadership and talent. Our failure to attract and retain our executive officers and other key technology, sales, marketing and support personnel, could adversely impact our business, prospects, financial condition, and operating results. In addition, we do not have “key person” life insurance policies covering any of our officers or other key employees.

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

An important part of targeting international markets is increasing our brand awareness and establishing relationships with customers internationally. However, there are certain risks inherent in doing business in international market, which is heavily regulated in many jurisdictions. These risks include:

●	local economic, political and social conditions, including the possibility of economic slowdowns, hyperinflationary conditions, political instability, social unrest or outbreaks of pandemic or contagious diseases, such as Ebola, Zika, avian flu, severe acute respiratory syndrome (SARS), H1N1 (swine flu), the disease caused by the SARS-CoV-2 novel coronavirus (COVID-19), and Middle East Respiratory Syndrome (MERS);

●	multiple, conflicting and changing laws and regulations such as tax laws, privacy and data protection laws and regulations, export and import restrictions, employment laws, regulatory requirements and other governmental approvals, permits and licenses;

●	obtaining regulatory approvals or clearances where required for the sale of our products in various countries; requirements to maintain data and the processing of that data on servers located in countries in which we may operate;

●	protecting and enforcing our intellectual property rights;

●	competition from companies with significant market share in our market, with greater resources than we have and with a better understanding of user preferences;

●	financial risks, such as longer payment cycles, difficulty collecting accounts receivable, the effect of local and regional financial pressures on demand and payment for our products and services; the inability to manage and coordinate the various legal and regulatory requirements of multiple jurisdictions that are constantly evolving and subject to change;

●	currency exchange rate fluctuations, changes in currency policies or practices and restrictions on currency conversion;

●	limitations or restrictions on the repatriation or other transfer of funds;

●	the inability to enforce agreements, collect payments or seek recourse under or comply with differing commercial laws;

●	natural disasters, political and economic instability, including wars, terrorism, political unrest, outbreak of disease, boycotts, curtailment of trade, and other market restrictions; and

●	managing the potential conflicts between locally accepted business practices and our obligations to comply with laws and regulations, including anti-corruption and anti-money laundering laws and regulations.

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

We also may not achieve the anticipated benefits from any acquired business due to a number of factors, including:

●	inability to integrate or benefit from acquired technologies or services in a profitable manner;

●	unanticipated costs or liabilities, including legal liabilities, associated with the acquisition;

●	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

●	difficulty converting the customers of the acquired business into our current and future offerings and contract terms, including disparities in the revenue model of the acquired company;

●	diversion of management’s attention or resources from other business concerns;

●	adverse effects on our existing business relationships or strategic partners as a result of the acquisition;

●	complexities associated with managing the geographic separation of the combined businesses and consolidating multiple physical locations;

●	the potential loss of key employees;

●	acquisition targets not having as robust internal controls over financial reporting as would be expected of a public company;

●	possible cash flow interruption or loss of revenue as a result of transitional matters; and

●	use of substantial portions of our available cash to consummate the acquisition.

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

Companies, organizations, or individuals, including our competitors, may hold or obtain patents, trademarks or other proprietary rights that would prevent, limit or interfere with our ability to make, use, develop, sell, leasing or market our vehicles or components, which could make it more difficult for us to operate our business. From time to time, we may receive communications from holders of patents (including non-practicing entities or other patent licensing organizations), trademarks or other intellectual property regarding their proprietary rights. Companies holding patents or other intellectual property rights may bring suits alleging infringement of such rights or otherwise assert their rights and urge us to take licenses. Our applications and uses of trademarks relating to our design, software or artificial intelligence technologies could be found to infringe upon existing trademark ownership and rights. In addition, if we are determined to have infringed upon a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease manufacturing our aircraft, or discontinue use of certain components in our aircraft, or offering services that incorporate or use the challenged intellectual property;

●	pay substantial damages;

●	seek a license from the holder of the infringed intellectual property right, which license may not be available on reasonable terms, or at all;

●	redesign our aircraft; or

●	establish and maintain alternative branding for our aircraft or services

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

If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative research reports about our business, our share price and trading volume could decline.

The trading market for our ordinary shares depends, to some extent, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts, or the information contained in their reports. If one or more analysts publish research reports that are interpreted negatively by the investment community, or have a negative tone regarding our business, financial condition or results of operations, industry or end-markets, our share price could decline. In addition, if a majority of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.

Future sales of our Class A Ordinary Shares, or the perception of such sales, by us or our shareholders in the public market could cause the market price for our Class A Ordinary Shares to decline.

The sale of our Class A Ordinary Shares in the public market, or the perception that such sales could occur, could harm the prevailing market price of our Class A Ordinary Shares. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that it deems appropriate.

In addition, the Class A Ordinary Shares reserved for future issuance under the Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares equal to 14,903,075 have been reserved for future issuance under the Equity Incentive Plan. We intend to file a registration statement on Form S-8 under the Securities Act to register Class A Ordinary Shares or securities convertible into or exchangeable for Class A Ordinary Shares issued pursuant to the Equity Incentive Plan, which registration statement will automatically become effective upon filing. Accordingly, shares registered under the registration statements will be available for sale in the open market.

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

Our Class A Ordinary Share price may decline, and you could lose all or part of your investment as a result.

Broad market and industry factors may materially harm the market price of Graphjet Technology’s securities irrespective of its operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of Graphjet Technology’s securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to Graphjet Technology could depress Graphjet Technology’s share price regardless of its business, prospects, financial conditions or results of operations. You may not be able to resell your Class A Ordinary Shares at an attractive price due to a number of factors such as those listed in “— Risks Related to Our Business and Industry” and the following:

●	actual or anticipated fluctuations in Graphjet Technology’s quarterly financial results or the quarterly financial results of companies perceived to be similar to it;

●	changes in the market’s expectations about Graphjet Technology’s operating results;

●	success or entry of competitors;

●	Graphjet Technology’s operating results failing to meet the expectation of securities analysts or investors in a particular period;

●	changes in financial estimates and recommendations by securities analysts concerning Graphjet Technology or the homebuilding industry in general;

●	operating and share price performance of other companies that investors deem comparable to Graphjet Technology;

●	Graphjet Technology’s ability to bring its products and technologies to market on a timely basis, or at all;

●	changes in laws and regulations affecting Graphjet Technology’s business;

●	Graphjet Technology’s ability to meet compliance requirements;

●	commencement of, or involvement in, litigation involving Graphjet Technology;

●	changes in Graphjet Technology’s capital structure, such as future issuances of securities or the incurrence of additional debt;

●	the volume of Graphjet Technology’s shares of ordinary share available for public sale;

●	any major change in the Graphjet Technology’s Board of Directors (the “Board of Directors”) or management;

●	sales of substantial amounts of Graphjet Technology’s shares of Ordinary Share by its directors, executive officers or significant stockholders or the perception that such sales could occur;

●	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations, and acts of war or terrorism, inflation and market liquidity; and

●	the other risk factors set forth in the “- Risks Related to Graphjet Technology’s Business and Industry.”

A decline in the market price of Graphjet Technology’s securities also could adversely affect its ability to issue additional securities and its ability to obtain additional financing in the future. In the past, following periods of market volatility, stockholders have initiated derivative actions. If we are involved in derivative litigation, it could have a substantial cost and divert resources and the attention of management from our business regardless of the outcome of the litigation

Because there are no current plans to pay cash dividends on our Class A Ordinary Shares for the foreseeable future, you may not receive any return on investment unless you sell your Class A Ordinary Shares at a price greater than what you paid for it.

We intend to retain future earnings, if any, for future operations, expansion and debt repayment, and there are no current plans to pay any cash dividends for the foreseeable future. The declaration, amount and payment of any future dividends on our Class A Ordinary Shares will be at the sole discretion of our Board of Directors. Our Board of Directors may take into account general and economic conditions, our financial condition and results of operations, our available cash and current and anticipated cash needs, capital requirements, contractual, legal, tax and regulatory restrictions, implications of the payment of dividends by us to our shareholders or by our subsidiaries to us and such other factors as our Board may deem relevant. As a result, you may not receive any return on an investment in our Class A Ordinary Shares unless you sell your Class A Ordinary Shares for a price greater than that which you paid for them.

Our shareholders may experience dilution in the future.

The percentage of our Class A Ordinary Shares owned by current shareholders may be diluted in the future because of equity issuances for acquisitions, capital market transactions or otherwise, including, without limitation, equity awards that we may grant to our directors, officers and employees, and exercise of our warrants. Such issuances may have a dilutive effect on our earnings per share, which could adversely affect the market price of our Class A Ordinary Shares.

Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

We are subject to laws, regulations and rules enacted by national, regional and local governments and Nasdaq. In particular, we are required to comply with certain SEC, Nasdaq and other legal or regulatory requirements of businesses providing financial services. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. These laws, regulations, and rules include, without limitation, the following:

●	As an employer, we will be subject to state and federal laws relating to employment practices, health and safety of employees, employee benefits and other employment-related matters.

●	As a company whose Class A Ordinary Shares are listed for trading on Nasdaq, we are subject to Nasdaq’s continued listing requirements, which include requirements relating corporate governance matters, the size of the public float of our shares, and the minimum bid price of our shares. We are also required to notify Nasdaq of various corporate actions.

●	We are an SEC reporting company and therefore we are required to comply with the various rules and regulations of the SEC that relate to, among other things, the timing and content of annual, quarterly and current reports, the process to register additional shares for sale to the public or for resale by existing investors, and disclosures in connection with meetings of our stockholders. Changes in these rules and regulations can have a significant impact on us.

As our business expands to additional states, we will be required to review and comply with those states’ laws that apply to our services and business activities. We will also be required to determine whether we will become subject to additional areas of regulation if we expand the types of activities in which we engage. For example, because we do not hold customer deposits or offer loans for consumer or personal purposes, we are not currently required have a financial institution charter or lending license in the states in which we currently provide services or loans. If we do not identify activities that would require a regulatory application, license or other approval, or if the interpretation and application of the laws to which we are currently subject change, those additional laws, rules, and regulations or changes therein could have a material adverse effect on our business, investments and results of operations. A failure to comply with any applicable laws, regulations or rules, as interpreted and applied, could have a material adverse effect on our business and results of operations.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We cannot assure you that as a result of factors outside of Graphjet Technology’s business and outside of Graphjet Technology’s control issues may arise. As a result of these factors, we may be forced to later write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Unexpected risks may arise, and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about Graphjet Technology or its securities. Accordingly, our shareholders could suffer a reduction in the value of their shares. Such stockholders are unlikely to have a remedy for such reduction in value.

Graphjet Technology is subject to financial reporting and other requirements as a public company for which its accounting and other management systems and resources may not be adequately prepared adversely impacting stock price.

As a public company with listed equity securities, Graphjet Technology will need to comply with laws, regulations, and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act, related regulations of the SEC and requirements of Nasdaq, with which it was not required to comply as a private company. The Exchange Act requires that Graphjet Technology file annual, quarterly, and current reports with respect to its business and financial condition. Graphjet Technology did not timely file a Form 10-Q for the quarters ended December 31, 2024 and March 31, 2025. Graphjet Technology might not be able to file timely reports in the future, or its reported financial results may be materially misstated and result in the loss of investor confidence and cause the market price of its securities to decline.

The Sarbanes-Oxley Act requires, among other things, that Graphjet Technology establish and maintain effective internal controls and procedures for financial reporting. Section 404 of the Sarbanes-Oxley Act requires Graphjet Technology’s management and independent auditors to report annually on the effectiveness of its internal control over financial reporting. However, Graphjet Technology is an “emerging growth company,” as defined in the JOBS Act, and, for as long as it continues to be an emerging growth company, it intends to take advantage of certain exemptions from various reporting requirements applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once Graphjet Technology is no longer an emerging growth company or, if prior to such date, it opts to no longer take advantage of the applicable exemptions, it will be required to include an opinion from its independent auditors on the effectiveness of its internal control over financial reporting.

Graphjet Technology will cease to be an “emerging growth company” upon the earliest of (i) the last day of the fiscal year (A) following the fifth anniversary of the closing of the Energem Initial Public Offering (the “IPO”), September 30, 2027, (B) in which we have total annual gross revenue of at least $1.235 billion, or (C) in which we are deemed to be a large accelerated filer, which means the market value of our outstanding ordinary shares that are held by non-affiliates exceeds $700 million as of the prior June 30, and (ii) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three year period. These reporting and other obligations will place significant demands on management, administrative, operational, and accounting resources and will cause Graphjet Technology to incur significant expenses. It may need to upgrade its systems or create new systems, implement additional financial and management controls, reporting systems and procedures, create or outsource an internal audit function, and hire additional accounting and finance staff. If it is unable to accomplish these objectives in a timely and effective fashion, its ability to comply with the financial reporting requirements and other rules that apply to reporting companies could be impaired. Any failure to maintain effective internal control over financial reporting could have a material adverse effect on Graphjet Technology’s business, prospects, liquidity, financial condition, and results of operations.

As a public company, these rules and regulations make it more expensive for Graphjet Technology to obtain director and officer liability insurance. These factors could also make it more difficult to attract and retain qualified members to the Board of Directors, particularly to serve on the audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in this prospectus and in filings required of a public company, Graphjet Technology’s business and financial condition is more visible, which it believes may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, Graphjet Technology’s business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in Graphjet Technology’s favor, these claims, and the time and resources necessary to resolve them, could divert the resources of Graphjet Technology’s management and adversely affect its business and operating results.

As a public company, Graphjet Technology is obligated to develop and maintain proper and effective internal control over financial reporting. Graphjet Technology may not complete its analysis of its internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in Graphjet Technology and, as a result, the value of its securities.

Graphjet Technology is required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of its internal control over financial reporting as of the end of its fiscal year. This assessment will need to include disclosure of any material weaknesses identified by Graphjet Technology’s management in its internal control over financial reporting. Graphjet Technology is in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404 of the Sarbanes-Oxley Act. It may not be able to complete its evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if Graphjet Technology identifies one or more material weaknesses in its internal control over financial reporting, it will be unable to assert that its internal controls are effective. If it is unable to assert that its internal control over financial reporting is effective, it could lose investor confidence in the accuracy and completeness of its financial reports, which would cause the price of its securities to decline, and it may be subject to investigation or sanctions by the SEC.

Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

Our quarterly operating results may fluctuate significantly because of several factors, including:

●	labor availability and costs for hourly and management personnel;

●	profitability of our services, especially in new markets and due to seasonal fluctuations;

●	macroeconomic conditions, both nationally and locally;

●	negative publicity relating to products we serve;

●	changes in consumer preferences and competitive conditions;

●	expansion to new markets; and

●	fluctuations in commodity prices.

If securities or industry analysts do not publish or cease publishing research or reports about Graphjet Technology, its business, or its market, or if they change their recommendations regarding the Class A Ordinary Shares Graphjet Technology adversely, then the price and trading volume of the Class A Ordinary Shares of Graphjet Technology could decline.

The trading market for our Class A Ordinary Share will be influenced by the research and reports that industry or securities analysts may publish about us, our business, our market, or our competitors. Securities and industry analysts do not currently, and may never, publish research on the Graphjet Technology. If no securities or industry analysts commence coverage of Graphjet Technology, the stock price and trading volume of the Class A Ordinary Shares of Graphjet Technology would likely be negatively impacted. If any of the analysts who may cover Graphjet Technology change their recommendation regarding our stock adversely, or provide more favorable relative recommendations about our competitors, the price of the Class A Ordinary Shares would likely decline. If any analyst who may cover the Company were to cease coverage of Graphjet Technology or fail to regularly publish reports on it, we could lose visibility in the financial markets, which could cause the stock price or trading volume of the Class A Ordinary Shares to decline,

We may be unable to obtain additional financing to fund the operations and growth of Graphjet Technology.

We may require additional financing to fund the operations or growth of Graphjet Technology. We expect from time to time need additional financing to fund operations and to expand our business. We may, from time to time, explore additional financing sources to lower our cost of capital, which could include equity, equity-linked and debt financing. In addition, from time to time, we may evaluate acquisitions and other strategic opportunities. If we elect to pursue any such investments, we may fund them with internally generated funds, bank financing, the issuance of other debt or equity or a combination thereof. There is no assurance that any such financing or funding would be available to us on acceptable terms or at all. Sales of securities registered under the registration statement to which this prospectus forms a part could lower the market price of our Class A Ordinary Shares. We do not believe this would harm our chances of raising capital, but could affect the sale price and number of securities we need to issue.

The failure to secure additional financing could have a material adverse effect on the continued development or growth of Graphjet Technology.

Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

As a public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which require management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of internal control over financial reporting. To comply with the requirements of being a public company, and we may need to undertake various actions, such as implementing additional internal controls and procedures and hiring additional accounting or internal audit staff. The standards required for a public company under Section 404 of the Sarbanes-Oxley Act are significantly more stringent than those required of Graphjet Technology as a privately-held company. Further, as an emerging growth company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal controls over financial reporting pursuant to Section 404 until the date we are no longer an emerging growth company. At such time, our independent registered public accounting firm may issue a report that is adverse in the event that it is not satisfied with the level at which the controls of Graphjet Technology are documented, designed or operating.

Testing and maintaining these controls can divert our management’s attention from other matters that are important to the operation of our business. If we identify material weaknesses in the internal control over financial reporting of Graphjet Technology or are unable to comply with the requirements of Section 404 or assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion as to the effectiveness of our internal controls over financial reporting when we no longer qualify as an emerging growth company, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our ordinary share could be negatively affected, and we could become subject to investigations by the SEC or other regulatory authorities, which could require additional financial and management resources.

There can be no assurance that we will be able to comply with the continued listing standards of Nasdaq or any other exchange.

Our Ordinary Shares are currently listed on Nasdaq. We must satisfy the continued listing requirements of Nasdaq to maintain the listing of our Ordinary Shares.

On May 30, 2024, Graphjet Technology (the “Company”) received a notice (the “10-Q Notice”) from Nasdaq Listing Qualifications (“Nasdaq”) notifying the Company that as it has not yet filed its Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”), and the Company no longer complies with Listing Rule 5250(c)(1) for continued listing on Nasdaq. The Company has 60 calendar to submit to Nasdaq a plan to regain compliance, and if such plan is accepted, Nasdaq may grant the Company an exception of up to 180 calendar days from the prescribed due date for filing the Form 10-Q, or until November 18, 2024, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Hearings Panel. The 10-Q Notice from Nasdaq has no immediate effect on the listing of the Company’s ordinary shares. The Company is working diligently with its independent registered public accounting firm to complete the Form 10-Q. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

On February 21, 2025, the Company received written notice (the “Minimum Bid Price Notice”) from Nasdaq indicating that the Company no longer complies with Nasdaq Listing Rule 5550(a)(2) requiring that listed securities maintain a minimum bid price of $1 per share (the “Minimum Bid Price Rule”) based upon the Company’s closing bid price for the last 32 consecutive days. Additionally, the Minimum Bid Price Notice confirms that Rule 5550(a)(2) grants the Company 180 calendar days, or until August 20, 2025, to regain compliance. Further, the Minimum Bid Price Notice states that Nasdaq will provide confirmation of compliance and close the matter if the Company’s listed securities maintain the Minimum Bid Price for ten consecutive days at any time during the compliance period. The Minimum Bid Price Notice serves only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. Though there can be no assurance that the Company will regain or maintain compliance with the Minimum Bid Price Rule, the Company is exercising diligent efforts and intends to regain compliance with the Minimum Bid Price Rule within the compliance period.

On February 28, 2025, the Company received a notification letter (the “Reports Notice”) from Nasdaq indicating that, as a result of (i) the Company’s delay in filing its Quarterly Report on Form 10-K for the period ended September 30, 2024 (the “Initial Delinquent Filing”) with the SEC and (ii) the Company’s delay in filing its Annual Report on Form 10-Q for the period ended December 31, 2024 (the “Second Delinquent Filing”), the Company is not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1). The Reports Notice states that the Company has 60 calendar days, or until April 29, 2025, to submit a plan to regain compliance with Rule 5250(c)(1) with respect to the delinquent reports. If Nasdaq accepts the Company’s plan to regain compliance, then Nasdaq may grant the Company up to 180 calendar days from the prescribed due date of the Initial Delinquent Filing, or until July 14, 2025, to regain compliance. The Company continues to work diligently to complete the Form 10-K and the Form 10-Q. The Reports Notice has no immediate effect on the listing or trading of the Company’s ordinary shares on the Nasdaq Global Market.

On March 5, 2025, the Company received a notification letter (the “MVLS Notice”) from Nasdaq which notified the Company that, for the 30 consecutive business days, the Company’s market value of listed securities (“MVLS”) closed below the $50,000,000 MVLS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2)(A) (the “MVLS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(C), the Company has 180 calendar days, or until September 1, 2025 (the “MVLS Compliance Period”), to regain compliance with the MVLS Rule. The MVLS Notice notes that, to regain compliance, the Company’s MVLS must close at or above $50,000,000 for a minimum of ten consecutive business days during the MVLS Compliance Period. The MVLS Notice further notes that if the Company is unable to satisfy the MVLS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVLS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The MVLS Notice has no immediate effect on the listing or trading of the Company’s ordinary shares on the Nasdaq Global Market. The Company intends to actively monitor the Company’s MVLS between now and September 1, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVLS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

On April 25, 2025, the Company received a notification letter (the “MVPHS Notice”) from Nasdaq notifying the Company that, for the previous 30 consecutive business days, the Company’s market value of publicly held shares (“MVPHS”) closed below the $15,000,000 MVPHS threshold required for continued listing on the Nasdaq Global Market under Nasdaq Listing Rule 5450(b)(2) (the “MVPHS Rule”). In accordance with Nasdaq Listing Rule 5810(c)(3)(D), the Company has 180 calendar days, or until October 22, 2025 (the “MVPHS Compliance Period”), to regain compliance with the MVPHS Rule. The MVPHS Notice notes that, to regain compliance, the Company’s MVPHS must close at or above $15,000,000 for a minimum of ten consecutive business days during the MVPHS Compliance Period. The MVPHS Notice further notes that if the Company is unable to satisfy the MVPHS requirement prior to such date, the Company may be eligible to transfer the listing of its securities to The Nasdaq Capital Market (provided that the Company then satisfies the requirements for continued listing on that market). If the Company does not regain compliance by the end of the MVPHS Compliance Period, Nasdaq staff will provide written notice to the Company that its securities are subject to delisting. At that time, the Company may appeal any such delisting determination to a hearings panel. The MVPHS Notice has no immediate effect on the listing or trading of the Company’s ordinary shares on the Nasdaq Global Market. The notice does not affect the Company’s ongoing business operations or its reporting requirements with the SEC. The Company intends to actively monitor the Company’s MVPHS between now and October 22, 2025, and may, if appropriate, evaluate available options to resolve the deficiencies and regain compliance with the MVPHS Rule. While the Company is exercising diligent efforts to maintain the listing of its securities on Nasdaq, there can be no assurance that the Company will be able to regain or maintain compliance with Nasdaq listing standards.

In connection with the Reports Notice received on February 28, 2025, on June 4, 2025, the Company received a determination letter (the “Determination”) from Nasdaq stating that Nasdaq had determined that the Company did not provide a definitive plan evidencing its ability to achieve compliance with the Listing Rule before July 15, 2025, or 180 days following the due date of the Initial Delinquent Filing. The Determination stated that, as a result, the Company’s request for continued listing on Nasdaq was denied and that trading of the Company’s ordinary shares will be suspended at the opening of business on June 13, 2025 and that a Form 25-NSE will be filed with the SEC, which will remove the Company’s securities from listing and registration on Nasdaq. The Determination also stated that the Company is not in compliance with Listing Rule 5250(c)(1) due to the Company’s delay in filing its Quarterly Report on Form 10-Q for the period ended March 31, 2025. The Determination informed the Company that it may appeal the decision to a Hearings Panel (the “Panel”).

On June 11, 2025, the Company submitted an appeal to Nasdaq requesting a hearing before the Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company intends to present to the Panel its plan to regain and thereafter maintain compliance with the Listing Rule. The hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE for a period of 15 days from the date of the request. In connection with the hearing request, the Company also requested a stay of the suspension pending the hearing (the “Additional Stay”). The Company submitted the payment of a hearing fee in the amount of $20,000.00 payable to Nasdaq.

On June 12, 2025, the Company received a letter that the Staff’s determination has been stayed, pending a final written decision by the Panel. The hearing will be held on July 17, 2025. Thus, the Company’s Class A Ordinary Shares will continue to trade at least until the Company receives the written response to hearing.

On June 18, 2025, the Company received a written notice from Nasdaq indicating that the Company no longer complied with Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”) requiring that listed securities maintain a minimum bid price of $0.10 per share based upon the Company’s closing bid price for the last 10 consecutive trading days prior to the notice. The notice also stated that the noncompliance with Rule 5450(a)(1) serves as an additional basis for delisting the Company’s securities from Nasdaq, and that the matter will be considered at the hearing to be held on July 17, 2025. This notice served only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. The suspension of the Company’s securities due to its noncompliance with Rule 5450(a)(1) has been stayed pending the July 17, 2025 hearing.

If we are unable to regain compliance with the applicable requirements for continued listing on Nasdaq, our Ordinary Shares may be delisted from Nasdaq. If Nasdaq delists our Ordinary Shares from trading on its exchange for failure to meet the listing standards, us and our shareholders could face significant material adverse consequences including:

●	a limited availability of market quotations for our securities;

●	reduced liquidity for our securities;

●	a determination that our Ordinary Shares are a “penny stock” which will require brokers trading in our Ordinary Shares to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our Ordinary Shares;

●	a limited amount of analyst coverage; and

●	a decreased ability to issue additional securities or obtain additional financing in the future.

Risks Related to the Restatement of our Financial Statements

This annual report includes a restatement of our financial statements for the Affected Period. This restatement may affect investor confidence, our stock price, and may result in stockholder litigation.

This annual report includes a restatement of our previously issued audited financial statements for the year ended September 30, 2023, which had been previously audited by Adeptus Partners LLC, have now been re-audited and restated by Kreit & Chiu CPA, LLP, the Company’s current accounting firm, who performed the audit of the Company’s financial statements for the year ended September 30, 2024 as well.

The change was a result of a re-evaluation of the relationship between Mr. Liu, the Company’s former Chief Science Officer at the time of the assignment of certain intellectual property to the Company. The Company had previously treated the assignment as an acquisition between third parties and accounted for the intellectual property as a purchase and valued the intellectual property as the cost of the shares issued to Mr. Liu. In retrospect, the Company believes Mr. Liu should have been treated as a key personnel and thus the intellectual property should have been valued at the cost incurred by Mr. Liu to develop such intellectual property in accordance with ASC 850-10-20.

The existence of the errors, along with the improper treatment of Mr. Liu as key personnel, which led to an incorrect valuation of the cost incurred by the Company to develop the intellectual property assigned by Mr. Liu, may have the effect of eroding investor confidence in the Company and our financial reporting and accounting practices and processes, may negatively impact the trading price of our ordinary shares and may result in stockholder litigation.

We may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.

After consultation with our audit committee, our management and our audit committee concluded that it was appropriate to restate our previously issued audited financial statements for the year ended September 30, 2023 (the “Affected Period”). We identified a material weakness in our internal controls over financial reporting related to the incorrect treatment of Mr. Liu’s status as key personnel.

As a result of such material weakness, the restatement of our financial statements for the Affected Period, we face potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the restatement and material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this annual report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on the business of the combined company and its results of operations and financial condition.

Item 1B. Unresolved Staff Comments

Not applicable.

Item 1C. Cybersecurity

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

Cybersecurity Governance

The Board of Directors considers cybersecurity risk as critical and delegates cybersecurity risk oversight to the Audit Committee. The Audit Committee thoroughly evaluates our cybersecurity program, risks and corresponding mitigations.

Item 2. Properties

Graphjet Technology’s principal executive offices are located at Lot 3895, Lorong 6D, Kampung Baru Subang, Seksyen U6, 40150 Shah Alam, Selangor, Malaysia, which serves as the headquarters, research and development and production space.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

Our Class A ordinary shares are traded on the Nasdaq Global Market under the symbol “GTI”.

As of July 11, 2025, there were 96 holders of record of our Class A ordinary shares.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2024, we did not have any securities authorized for issuance under equity compensation plans. On February 28, 2024, in connection with the Transactions, our shareholders approved the Graphjet Technology 2023 Omnibus Equity Incentive Plan (the “2023 Equity Incentive Plan”). We have reserved a total of 14,903,075 Class A ordinary shares for issuance pursuant to the 2023 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 20,000,000 warrants to purchase up to 200,000,000 of the Company’s Class A ordinary shares, at an exercise price of $0.055 to Aiden Lee Ping Wei.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Annual Report”) to “we,” “us” or the “Company” refer to Graphjet Technology. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the consolidated financial statements, which have been prepared in accordance with GAAP, and the related notes thereto contained elsewhere in this Annual Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Annual Report includes “forward-looking statements” as defined under Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) These statement which are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Annual Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Annual Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For more detailed discussion regarding potential risks that could influence such outcomes, refer to the “RISK Factors” section of this Annual Report on Form 10-K. The Company’s securities filings are publicity available through the EDGAR section on the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Organization and Nature of Business

The Company is the owner of the state-of-the-art patented technology for the manufacture of high-quality graphene and graphite, critical raw materials utilized across various industries including energy storage, electronics, aerospace and advanced manufacturing. For graphene, is an extraordinary material that has sparked a global rush in industry. Graphjet Technology produces graphite, graphene and graphene-based anode battery material with over 98% similarity and greater consistent compared to other synthetic graphite and graphene which are produced from petroleum coke and coal. The breakthrough technology transforms a sustainable, abundant and renewable agricultural waste product, palm kernel shells into highly valuable artificial graphene and graphite, significantly reducing carbon emissions in the process. For research and development in graphite and graphene applications, Graphjet Technology collaborates closely with prestigious institutions such as the National University of Malaysia (UKM) and University Teknikal Malaysia Melaka (UTEM), which serve as the Company’s Technology Advisor Panel, providing expect insights and guidance in technology advisory for the applications. Additionally, Graphjet’s strategic membership in the Industrial Liaison Program (ILP) at Massachusetts Institute of Technology (MIT) underscores its commitment to continuous innovation and cutting-edge research partnership.

Positioning itself as a leader in cost efficiency, Graphjet aims to be the foremost low-cost producer of premium artificial graphite and graphene. The Company holds a patent for its proprietary bio-mass conversion process and graphite production method, and its graphene manufacturing technique. This unique capability positions Graphjet as the sole producer capable of mass-scale production of graphite and graphene using sustainable biomass sources, setting it apart from competitor worldwide.

Since Graphjet Technology uses a widely available waste product as their source, they are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

Leveraging this innovation approach, Graphjet Technology aimed to produce superior products at a significantly reduced cost compared to conventional graphite and graphene production methods that rely on non-renewable sources. This competitive advantage ensures the company’s products not only meet but exceed industry standards for quality and sustainability.

As for now, Graphjet Technology has not commenced commercial sales, but plans to strategically sample its products to leading multinational companies to gain market acceptance and facilitate procurement., The company’s ultimate goal is to displace high-cost suppliers with its competitively priced, eco-friendly alternatives. To date, the Company has funded its operations primarily with proceeds through equity investments provided by its current shareholders.

In July 2023, the Company secured a production facility in Kampung Baru Subang, Selangor State, Central Malaysia, where machinery commissioning is ongoing. Production is slated to commence by the end of August 2025.

Key Factors Affecting Operating Results

The Company believes the key factors affecting the financial condition and results of operations include the following:

Intellectual Property

On March 28, 2022, the Company entered into a Deed of Assignment, as supplemented by the Supplemental Deed dated July 29, 2022, with ZhongHe Tiancheng Technology Development (Beijing) Co. Ltd, pursuant to which Graphjet Technology acquired a palm-based synthetic graphite and the preparation method thereof with the application no. PI2021002802, a palm-based synthetic graphite and the preparation method thereof with the application no. CN111892048A and a preparation system of palm-based synthetic graphite with the application no. CN111675214A and all the intellectual property rights attached thereto. On March 10, 2022, the Company entered into Intellectual Property Sales Agreement with Liu Yu for $6.3 million payable within the 19th to 36th month period from July 29, 2022, as supplemented by the letter from Liu Yu to Graphjet Technology dated July 29, 2022, pursuant to which the Company purchased the process for producing palm-based graphene. The Company currently owns all of the intellectual property rights to its technology and manufacturing process and the Company’s technology is not subject to any ownership, intellectual property, or other rights of any parties other than Graphjet Technology.

Liu Yu owned 24.3% the Company’s ordinary shares as of September 30, 2024 and 25.5% of the ordinary shares of Graphjet as of September 30, 2023. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2. The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

As of September 30, 2022, the Company repaid approximately $0.5 million in cash to Mr. Liu Yu. On March 11, 2024, the Company entered the debt-to-equity conversion agreements with Mr. Liu Yu. The Company issued 1,275,000 ordinary shares at $4.00 per share amounting $5,100,000 to partially settle the outstanding balance. The fair value of those ordinary shares was $2.70 per share, and the difference between the share price per agreement and the fair value is considered as shareholder contribution and charged to additional paid-in-capital.

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the years ended September 30, 2024 and 2023, the Company recorded $350,084 and $592,191 interest expense for the amortization, respectively. As of September 30, 2024 and 2023, the outstanding balance on the payable is $737,894 and $5,338,273, respectively.

The Company’s innovative technology offer a strong alternative option in the artificial graphite market. Traditionally, artificial graphite is preferred by the technology industry due to its superior quality over mineral graphite. Conventional artificial graphite usually sourced from coal or petroleum coke, which is a byproduct in its respective industry. Therefore, conventional artificial graphite may be limited by shortages or supply chain issues related to coal and petroleum coke. At this time, there are no similar supply chain issues that would affect Graphjet Technology’s access to palm kernel shells used to produce its version of artificial graphite.

The Company’s success hinges on sourcing, maintaining, and enforcing strong intellectual property protections for its technology and methodologies. Should we fail to achieve comprehensive protection, others could potentially duplicate and commercialize similar technologies, undermining our competitive advantages and hindering our ability to successfully market our innovations or strategic.

Graphite Pricing

Graphite prices have receded with the ban of China graphite since December 1, 2023. Our business, financial condition and operating results could be materially and adversely affected to the extent prices for graphite continue to decline in future.

Supply of Palm Kernel Shells

Palm kernel shells are the critical raw material for our graphite production. Since initiating the merger exercise in August 2022, we have witnessed a surge in palm kernel shell prices driven by heightened demand, adversely impacting our operational performance due to increased raw material cost.

Customer and Border Control Issues by Malaysia and China

The recent border control measures implemented by Malaysia and China have disrupted critical raw material supply chains. These restrictions have impacted our ability to transport and trade graphite efficiently, resulting in delays to qualification timelines, production schedule and timelines and overall costs escalations.

US-China Trade War and China Banning Export of Graphite and Graphene and its related machineries

The ongoing trade tensions between the US and China continue to reshaped global economic landscapes, with critical implications for strategic materials. Graphite, being a critical raw material, sourcing for its machineries amidst trade war is not immune to these effects. In response, we are proactively diversifying our sourcing strategy to mitigate risks associated with this trade war. China’s restriction on graphite exports, coupled with the EU’s regulations limiting the use of graphite and graphene due to environmental concerns, underscore the need for strategic adaptation. While the potential of these materials remains significant, we are committed to balancing their advantages with sustainable and responsible practices.

Conflicts and Geopolitical Positions

The complex geopolitical landscape, particularly the ongoing conflicts, further escalation of the war, as well as further escalation of tensions between various countries could result in a global economic slowdown and long-term changes to global trade, which continues affects global supply chains and trade dynamics As a result, the Company’s ability to procure raw materials at the desired price may be affected. Furthermore, the Company’s ability to raise equity and debt financing may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and its cash flows are not yet determinable. We remain acutely aware of these developments and prepared to pivot out strategic to mitigate their impact on our operation.

Impact of China’s Export Ban on Graphite

China’s ban on graphite exports has significant impact on the global supply chain. Graphite, a critical raw material in anode materials and battery production, has seen supply constraints that have led to production slowdowns across the electric vehicle (EV) industry. While we are actively exploring alternative sourcing channels to maintain our supply, we acknowledge the widespread challenges posed by the reduced global graphite demand. Our resolve to navigate these disruptions remains steadfast, as we continuously adapt to evolving market conditions to support sustainable growth and resilience.

Price Reduction and Market Slow Down of Critical Minerals

The reduction in the price of critical minerals has implications market slowdown, posing significant challenges for industry growth and revenue stability. As responsible stewards of market expansions and resilience, we are closely monitoring these pricing and market dynamics. We are committed to recalibrating our financial forecasts and operational strategies to ensure sustainable business practices and competitiveness. We value the trust of our stakeholders as we navigate these adjustments to align with market realities.

Competition

The competitive landscape in the graphene and graphite industry is driven by several factors, including market acceptance, material differentiation and quality, delivery reliability and customer service. The competition is expected to remain fierce, based primarily on price, performance and cost effectiveness, customer service and product innovation. Competition could prevent implementation of price increases, require price reductions or require increased spending on research and development, marketing and sales that could adversely affect us. Market shifts, such as changing customer preferences and advancements technology, could directly affected our ability to remain competitive and sustain profitability. Failure to achieve anticipated sales volumes and customers adoption rates could have a detrimental impact on Graphjet Technology’s business, financial health, operating results and future prospects.

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

Business Development and Marketing

Our commitment to excellence extends well beyond production. We recognize that robust business development and effective marketing strategies are fundamental for sustained success. To ensure our position in the competitive market, we are dedicating ample resources to enhance our business developing various strategies to better reach our customers with new marketing tools. The focus of our business development is the development of quality products that is able to meet the demand of our customers, building trust with customers and foster long term business relationship with our customers.

Qualification Process Duration

The qualification process for our products by prospective customers is a rigorous and necessary step, in line with industry standards. Industry standards dictate that this process generally spans 12 to 18 months, involves comprehensive testing, stringent quality assurance protocols, and detailed compliance checks. Our commitment during this period is to uphold the highest standards of performance and reliability in our product to our customers. While the timeline may seem extended, it represents a strategic investment in ensuring that our offerings consistently meet or exceed industry expectations.

Political and Regulatory Risks for Green Energy Policies

Graphjet may face significant uncertainty stemming from changing political landscapes and shifting green energy policies. Lawmakers’ shifting position on supporting green energy initiative make it difficult for company to project revenues and make investment decision confidently. This inconsistent support affects innovation and the adoption of sustainable materials like graphite and graphene. In addition, the lack of a consistent approach to subsidies and incentives poses a considerable challenge. Company may face reduced funding and stalled research and development efforts, limiting their ability to stay competitive and innovate. Election cycles and new government leadership can result in abrupt changes in policy, impacting strategic plans and long-term investments. Companies must continuously adapt to these policy shifts, which can be resource-intensive and disrupt operation.

Environmental Compliance and Regulation

Strict and evolving environment regulations are necessary for sustainability but add complexity to operations. Company must invest significantly in eco-friendly technologies and production methods to comply, which can increase operating costs and lengthen production cycles. Failure to comply can lead to penalties, legal challenges and reputational damage. The financial burden of compliance diverts funds from other growth-oriented activities, putting smaller companies at risk of failing behind larger competitors with more resources.

Geopolitical Tensions and Policy Shifts

Geopolitical tensions, such as presidential elections and policy shifts, affect trade relations, market access, and the availability of key raw materials. The uncertainty surrounding these events can cause delays in corporate decision-making, hinder expansion plans, and affect operational efficiency. Graphjet Technology may experience disrupted supply chains, unpredictable regulatory changes, and an inability to plan for long term growth, impacting profitability and stability.

Export and Import Regulations

Stringent import and export regulations in key markets such as Malaysia and US pose significant operational challenges. Company needs to navigate complex customs procedures and adapt to frequent policy changes that can delay shipments and increase costs. Political tensions further complicate this, leading to uncertainty in international trade. Regulatory barriers can lead to delays in product delivery, increased logistical expenses, and missed business opportunities.

Semiconductor Industry Challenge

The slowdown in the semiconductor industry, highlighted by Intel’s financial struggles, has a domino effect on industries reliant on high-tech components. Graphjet, which supply critical materials for chip production may face reduced demand and disrupted partnership. The heavy reliance of Nvidia and AMD on TSMC, alongside China’s influence over Taiwan, creates additional risks. Graphjet Technology may find it harder to secure contracts and partnerships within the semiconductor sector, leading to decreased revenue streams and limited market reach.

Impact of Raw Material Shortages on Industry Leaders

Major players such as Posco and Samsung SDI have scaled back operation due to raw material shortages and political uncertainties. This reflects broader market challenges that we faced, including securing a steady supply chain and maintaining production levels. Reduced availability of raw materials drives up cost and forces production cuts, which could weaken company’s market position and profitability.

Market Pricing and Global Control

China’s dominance over raw materials supply chains continues to influence global market pricing. This control not only adds prices volatility but also creates uncertainty around supply continuity. Graphjet may find it difficult to compete on cost and scale, impacting their bottom line. High dependency on a single, dominant supplier exposes companies to price fluctuations and potential shortages, threatening their ability to meet contractual obligation and remain competitive.

Access to Market and Strategic Partnership

Developing direct relationships with EV battery manufacturers is essential for growth, yet remain challenging due to competitive pressures, regional economic uncertainties and frequent management changes driven by financial pressures. Graphjet aims to bridge this gap by ensuring a reliable supply of essential materials to these manufacturers. Despite this, barriers without strategic support and government cooperation make it difficult to access these key contacts and establish long-term partnership. This inability to secure partnerships limits market penetration, slow revenue growth, and hinders Graphjet’s ability to showcase its capacity to supply high quality materials, thus impacting overall market growth and resilience.

Government Disruptions and Ceased Operations

Raw materials shortages and supply chain disruptions have led some industry leaders to reduce or cease operations. The lack of cohesive government support exacerbates these issues, making it challenging for company to sustain the operation and meet market demand. Company may risk reduced output, lost revenues, and potential closure, underscoring the need for a diversified supply chain and strategic support from both industry and government.

Operational Disruptions and Ceased Operations

The industry has witness significant operational halts, with major players such as LG and GM ceasing certain operations due to persistent raw materials shortages. This highlights the fragility of current supply chains and the pressing need for robust, diversified sourcing strategies. Graphjet is well-positioned to support these industries by providing alternative sources that can bridge these supply chain gaps. However, without sufficient government backing, it becomes challenging to form strategic alliances with major manufacturers like GM and LG to secure consistent materials flow and ensure stability in the markets.

Supply Chain Disruptions and Strategic Support Challenges

Global supply chain vulnerabilities can significantly disrupt the availability of raw materials essential for graphite and graphene production. Factor such as natural disasters, geopolitical tensions, and pandemic can create instability in supply chains. Additionally, the challenge of developing effective supply chain strategies and partnership adds complexity. Without strategic support from suppliers and stakeholders, Graphjet may struggle to secure reliable sources for critical materials. Disruptions in the supply chain can lead to production delays, increased operational costs, and potential revenue loss. If key materials become unavailable, Graphjet may be unable to meet customer demand, leading to damaged relationship and reduced market share. Additionally, the inability to establish robust supply chain partnerships could hinder Graphjet’s operational efficiency and long-term growth, ultimately impacting stakeholder confidence and overall financial performance.

Investor Sentiment and Market Stability

Political uncertainty during election periods can lead to fluctuations in investor confidence and market stability. A deadline in investor sentiment may result in reduced capital ability to fund growth initiatives and research. Market volatility could also impact stock prices, making it challenging to raise funds through equity financing.

Regulatory Compliance Burdens

New political leadership can lead to the introduction of additional regulations that require compliance. Increased regulatory burdens could result in higher operational costs and divert resources from core business activities to compliance-related functions. This can strain financial resources and impact profitability.

International investments and Compliance

The SEC’ global cooperation stance under Gensler could be altered, affecting international agreement and compliance protocols, impacting how Graphjet interacts with global markets and U.S based investors.

Specific Policy Areas

The directions of policies around ESG (Environmental, Social, and Governance) disclosure requirements and oversight on innovative technologies may change, influencing how Graphjet and similar companies navigate these evolving regulatory expectations.

Shift in Enforcement Priorities

A new SEC chair may shift focus away from Gensler’s emphasis on transparency and investor protection, potentially leading to lighter regulatory burdens or heightened scrutiny, depending on the new leadership’s priorities.

Increased global supply and price volatility

A removal of export restrictions could flood the global market with cheaper Chinese graphite and graphene, leading to price volatility. Companie like Graphjet could face margin pressures due to increased competitions and potential price war, particularly in market where they rely on high value or premium materials.

Market Saturation

With China being one of the largest producers of graphite and graphene, lifting export restrictions could lead to market oversupply, driving down prices and potentially reducing the demand for alternative suppliers, affecting the sales and market positioning of companies.

Business Continuity Risk

Without cross-functional backups or a succession plan, the company could face significant challenges in maintaining operational continuity, potentially impacting customer satisfaction and company performance. The lack of a contingency plan may led to halted operations, revenue loss, or reduced market confidence during transitions.

Technology Transfer and Training Gaps

A lack of knowledge transfer leads to skill gaps, inefficiencies, and increased reliance on external consultants. The absence of structured training processes for employees on the company’s technology creates a reliance on the China Technician and increases risks during transitions or expansions.

Management opportunities

Sustainability Practices

Enhancing the company’s ESG profile by adopting green manufacturing methods and contributing to sustainable innovations. Company’ commitments to excellence in environmental, quality and health & safety management, driving operational, financial, and reputational gains that aligns with global best practices. In Malaysia, approximately 5 million tons of palm kernel shells (PKS) annually, but we only utilized a small fraction of that amount. Increasing the usage of palm kernel shells in producing graphene and graphite could significantly help reduce waste in Malaysia. Graphjet’s award-winning proprietary manufacturing technology achieved up to an 83% reduction in carbon footprint and up to an 80% reduction in production costs, setting a new benchmark for sustainability and efficiency in the industry.

Leadership in Graphene and Graphite Production

The Company is uniquely positioned to become a global leader in the production of high-quality graphene and graphite materials. With its state-of -the-art manufacturing processes, the company is poised to meet the increasing demand for these materials, which are integral to advanced technology sectors.

Diverse Market Applications

The Company’s products are essential for numerous high-growth industries, including biomedical advancements such as medical sensors and drug delivery system, automotive innovations like electric vehicle batteries and lightweight composites, semiconductor and sensor technologies critical for modern digital devices, and energy storage solutions, particularly in batteries for renewable energy systems. This wide range of applications ensures the company’s relevance across multiple billion-dollar markets.

Cost and Quality Advantage

The Company’s patented production technology and its use of low- cost raw materials, such as palm kernel shells, give it a significant edge over traditional suppliers. The Company can offer graphene and graphite at a lower production cost while maintaining higher quality standards, enhancing its higher quality standards, enhancing its competitiveness in the market.

Experienced Leadership Driving Sustainability

The Company’s experienced management team brings a proven track record in clean and sustainable manufacturing. Their dedication to using renewable waste materials reflects a strong commitment to environmental stewardship, positioning the company as a responsible leader in the graphene and graphite sector. This expertise also ensures operational excellence and drives investor confidence.

Components of Results of Operations

Results of Operations

The following information includes, in Graphjet Technology’s opinion, all adjustments necessary to state fairly its consolidated results of operations for the years ended September 30, 2024 and 2023. This data should be read in conjunction with Graphjet Technology’s consolidated financial statements and notes thereto.

Comparison for the years ended September 30, 2024 and 2023

	For the Years Ended September 30,		Changes
	2024	2023	Amount	%
	USD	USD	USD
Operating expenses
General and administrative expenses	(17,438,014)	(1,225,501)	(16,212,513)	1,322.9%
Loss from operations	(17,438,014)	(1,225,501)	(16,212,513)	1,322.9%
Other expenses, net	(377,293)	(616,398)	239,105	(38.8)%
Net loss	(17,815,307)	(1,841,899)	(15,973,408)	867.2%

Operating Expenses

Operating expenses included only general and administrative expenses in the years ended September 30, 2024 and 2023 as we had no sales or selling expenses.

General and administrative expenses consist of a range of critical business activities, including staff cost, marketing initiatives, audit fees, consulting and legal fees. Additionally, these expenses cover the amortization of intangible assets. This diverse allocation reflects our commitment to maintaining robust operations, supporting strategic business functions, and ensuring compliance and transparency across all facets of our organization.

General and administrative expenses increased by approximately $16.2 million, or 1,322.9%, from approximately $1.2 million for the year ended September 30, 2023, to approximately $17.4 million for the year ended September 30, 2024. The increase was primarily driven by an increase in provision for bonus of $13.8 million. On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan. During the year ended September 30, 2024, the provision was recorded under the general and administrative expenses, and the full balance of $13.8 million is to be provided by December 2025. The increase was also driven by an increase in director insurance expenses of approximately $0.6 million, an increase in staff costs of approximately $0.5 million due to headcount increased, an increase in advertising and marketing expenses of approximately $0.3 million, and an increase in professional fees of approximately $0.4 million associated with the Business Combination. Subsequently, in 2025, as part of the effort to rationalize our business operations, we had undertaken an internal restructuring exercise which includes the right-sizing of employees which led to a reduction in our operation costs.

Other Expenses

Other expenses mainly include the amortization of imputed interest of compensation payable to a shareholder of approximately $0.4 million and $0.6 million in the years ended September 30, 2024 and 2023, respectively.

Net Loss

Net loss increased by approximately $16.0 million, or 867.2%, from approximately $1.8 million for the year ended September 30, 2023, to approximately $17.8 million for the year ended September 30, 2024. Such change was mainly due to the reasons discussed above.

Liquidity and Capital Resources

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

The Company has accrued provision for bonus of $13.8 million during the year whereby payment will be made subsequent to the financial year end.

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

Through September 30, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $25.8 million. We are a pre-revenue organization possess patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for next 12 months from the date these consolidated financial statements were available to be issued, there is significant uncertainty around our ability to meet the going concern assumption beyond that period without raising additional capital.

Our short-term liquidity requirements are primarily linked to the business operations, including payments for operating costs, production costs, staffing expenses and marketing expenses. Our long-term liquidity requirements are primarily linked to the expenses incurred in connection with our contract manufacturing facility and the construction of our manufacturing facility. We successfully completed the Business Combination on March 14, 2024, and received the $2,500,000 PIPE Investment pursuant to the PIPE Investment Purchase Agreement. On November 1, 2024, we successfully completed a fundraising exercise amounting to approximately $1.4 million (MYR 6 million) gross proceeds from new external shareholders. On April 30, 2025, we signed debt settlement agreements with our director and shareholder to settle the debts with them. We believe we will have sufficient working capital for the next 12 months. If additional funds are required to support our working capital requirements, construction plans, and other purposes, we may seek to raise additional funds through equity and debt financing or from other sources. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be diluted. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

The following tables set forth a summary of our key components of cash flows for the years ended September 30, 2024 and 2023.

	For the years Ended September 30,
	2024	2023
	USD	USD

Net cash (used in) provided by operating activities	$(3,026,529)	$410,323
Net cash used in investing activities	(1,438,033)	(1,598)
Net cash provided by (used in) financing activities	4,706,973	(700,810)
Effect of exchange rate changes	104,814	68,394
Net change in cash	347,225	(223,691)
Cash, beginning of year	1,430	225,121
Cash, end of year	$348,655	$1,430

Operating activities

Net cash used in operating activities for the year ended September 30, 2024 was approximately $3.0 million and was primarily attributable to a net loss of approximately $17.8 million. Cash outflow was also attributable to the increase in inventories of approximately $66,000, and the increase in other receivables of approximately $45,000. Cash outflow was partially offset by the provision for bonus of $13.8 million, the increase in other payables and accrued expenses of approximately $0.7 million as a result of the increased salaries and expenses as a public company, and the increase in prepaid expenses of approximately $0.1 million.

Net cash provided by operating activities for the year ended September 30, 2023 was approximately $0.4 million and was primarily attributable to the increase in other payables and accrued expenses of approximately $0.2 million, and the increase in payables to directors of approximately $2.3 million. Cash inflow was partially offset by the net loss of approximately $1.8 million, and an increase in security deposits of approximately $0.1 million.

Investing activities

Net cash used in investing activities for the year ended September 30, 2024 was approximately $1.4 million, which was due to purchases of fixed assets.

Net cash used in investing activities for the year ended September 30, 2023 was approximately $1,600, which was due to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the year ended September 30, 2024 was approximately $4.7 million which mainly consisted of proceeds from long-term debt related-party of approximately $2.9 million, proceeds from PIPE investment of $2.5 million, and proceeds from short-term loans related-party of approximately $0.3 million. The cash provided by financing activities was offset by payments of deferred merger costs of approximately $0.9 million, and repayments to long-term debt - related party of approximately $0.1 million.

Net cash used in financing activities for the year ended September 30, 2023 was approximately $0.7 million, which was due to payments of deferred merger costs.

Off-Balance Sheet Arrangements

As of September 30, 2024, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these consolidated financial statements and accompanying notes requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgements, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are critical to the preparation of financial statements. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. We assess the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, we would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values.

These estimates and assumptions can include, but are not limited to, the cash flows that an asset is expected to generate in the future and the estimated useful lives. Changes in these assumptions could affect the carrying value of these assets. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and, as a result, actual results may differ from estimates.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2024. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria has determined that material weaknesses existed whereby the Company lacked lacks comprehensive written policies and procedures related to accounting, IT operations, financial reporting, and record keeping; due to limited personnel, there is insufficient segregation of duties within accounting processes and inadequate US GAAP expertise, increasing the risk of control weaknesses; and as a result of inadequate inherent controls, the Company’s internal control over financial reporting may fail to prevent or detect errors or material misstatements in its consolidated financial statements. In addition, the management has assessed that there was a significant deficiency in the Company’s internal controls whereby the company does not have written policy for monitoring of control activities by management which led to inconsistencies in monitoring practices and insufficiency of entity level controls, making it difficult to identify emerging risks, detect control deficiencies, and take corrective actions in a timely manner.

Management intends to implement remediation steps to improve our internal controls including to hire an external internal control reviewer to review our internal controls to strengthen and document the internal control policies and procedures of the Company. We also to further improve this process by enhancing the size and composition of our board upon the closing of the business and to identify third-party professionals with whom to consult regarding complex accounting applications and consideration of additional staff with the requisite experience and training to supplement existing accounting professionals and implemented additional layers of reviews in the financial close process.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of July 15, 2025, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Chris Lai Ther Wei (1)	42	Chief Executive Officer, Chief Financial Officer, Chairman, and Director
Non-Executive Directors
Tan Song Jie (2)	37	Director
Ang Chee Yong (2)	42	Director
Chen Siow Woon (3)	45	Director
Pwa Yee Guo (3)	35	Director

(1)	Class I Director
(2)	Class II Director
(3)	Class III Director

Background of Directors and Executive Officers

Executive Officers

Chris Lai Ther Wei has served as Graphjet’s Chief Executive Officer, Chief Financial Officer and member of the Board since April 2025 and Executive Director since its inception. Prior to joining the Company, he served as Director at Mercury Securities Sdn Bhd from June 2019 until October 2021 and then Director, Head of Capital Markets, from November 2021 to February 2025. Since 2017, he has advised companies on corporate finance at several notable investment banks in Malaysia, including RHB Investment Bank Berhad and OSK Investment Bank Berhad. During this time, he provided a diverse range of corporate finance advisory services including initial public offering, secondary fund raising, mergers and acquisitions, privatization, independent advice and valuation. He graduated with a Diploma in Business Studies (Accounting) from Kolej Tunku Abdul Rahman in 2002 and a Bachelor of Science in Applied Accounting from Oxford Brookes University in 2006. He was admitted as a member of the ACCA (UK) on June 30, 2008 and became an ACCA (UK) Fellow on June 30, 2013.

Non-Executive Directors

Tan Song Jie is a Chartered Accountant qualified with the Association of Chartered Certified Accountants (“ACCA”) with over 12 years of experience in accounting, auditing, taxation, and financial analysis. He has worked across various industries, including private equity, fund investment, oil and gas, and IT services, and has demonstrated adaptability in managing complex financial matters and supporting business growth. Most recently, he was a Fund Accountant and Project Manager at Argyle Street Management Limited in Hong Kong from 2019 to 2023. He managed a $600 million plantation asset portfolio, oversaw private equity investments, and handled investor reporting, funding, and restructuring. Before that, he worked at Hewlett Packard Enterprise from 2017 to 2019 as a Financial Analyst for China, Hong Kong, and the Philippines, focusing on financial reporting, forecasting, transfer pricing, tax compliance, and mergers and acquisitions. Earlier in his career, he was a Statutory and Tax Accountant at Schlumberger in 2017, ensuring compliance with IFRS and tax regulations across North Africa. From 2013 to 2015, he worked as a Senior Executive at Grant Thornton Malaysia, handling audits, IPO assignments, and due diligence. Tan Song Jie is a member of ACCA and the Malaysian Institute of Accountants. He is also a licensed company secretary registered with the Companies Commission of Malaysia, which further strengthens his expertise in corporate governance and financial management.

Ang Chee Yong is a Licensed Financial Planner with over 15 years of experience in the financial services industry. He has helped over 500 clients and managed more than $10 million in investment assets, guiding individuals, families, and business owners toward financial security. As the Founder and Managing Director of Axeable Strategy Sdn Bhd, he has grown the company, built successful sales teams, and provided strategic business consulting to improve client operations. Beyond financial advising, Ang is a certified trainer with the Malaysian Financial Planning Council (“MFPC”) and Lions International. He is an external lecturer at Changchun Finance College, China, specializing in Business Management, Entrepreneurship, and Microeconomics. His expertise in financial planning and business development has made him a sought-after speaker and mentor. He previously held leadership roles at VKA Wealth Planners Sdn Bhd, where he led business development and client acquisition, winning the Best Business Development Director award for three consecutive years. Before that, he worked at VKA Business Advisory Sdn Bhd and Allianz Life Insurance (M) Bhd, consistently ranking as a top performer. Ang is currently pursuing a Master’s Degree in Financial Planning at the Universiti Putra Malaysia. He holds a Bachelor of Business Information Systems from the Universiti Tunku Abdul Rahmanand (“UTAR”) and a Registered Financial Planner certification from MFPC. He is also an accredited trainer and an active member of professional organizations, including Toastmasters International, Association of Financial Advisers Malaysia, and Lions International. His strengths include leadership, strategic planning, business development, sales training, and financial consulting, making him a key figure in the financial industry.

Chen Siow Woon is a skilled professional with expertise in food science, biochemistry, and research and development. She holds a Master of Science in Food Science and a Bachelor of Science in Biochemistry from the University Kebangsaan Malaysia. Her academic research focused on producing resistant starch and using biochemical applications to slow down fruit ripening. With over 10 years of experience, she has worked in research and development, product management, and quality control. As an Assistant Research and Development Manager at NEP Malaysia Holdings Sdn Bhd from 2006 to 2017, she managed quality control, product evaluation, laboratory operations, and academic research collaborations. Her expertise includes experimental design, microbial analysis, in vitro toxicity testing, and enzymatic hydrolysis processes. She has also contributed to improving analytical techniques and water quality testing standards. Besides research, Chen has experience in sales and education. From 2017 to 2019, she worked as a Sales Executive at Yan Yung Tang Malaysia Sdn Bhd, promoting enzyme-based health products. Since 2019, she has been a home tutor, teaching Malay, Mathematics, and Science to primary and secondary students. She is also an art teacher, incorporating creative and sustainable materials into her lessons.

Pwa Yee Guo is a highly experienced finance professional with expertise in corporate finance, financial advising, taxation, and accounting. As a Certified Practicing Accountant (“CPA”), he has a strong background in financial reporting, risk management, and audit oversight, helping businesses make informed financial decisions. He has held key leadership roles throughout his career. As a Partner and Co-founder of Takaro Enterprise from 2023 to 2024, he developed business strategies, managed operations, and led financial planning to improve profitability. While working at Hewlett Packard Enterprise from 2017 to 2022 he oversaw financial reporting across multiple countries, ensuring compliance and providing strategic insights. Earlier in his career, he worked as a Tax Accountant at Schlumberger in 2015 and as an Auditor at SJ Grant Thornton from 2012 to 2015, specializing in tax regulations, corporate policies, and financial audits. He holds a Bachelor of Accounting from UTAR and earned his CPA Australia certification in 2014. His strengths include leadership, team management, client relations, and deep financial expertise, making him a valuable asset in driving business growth.

Board Composition

Our business and affairs are organized under the direction of our Board. The Board consists of five members, who primary responsibility is to provide oversight, strategic guidance, counseling, and direction to our management. The Board will meet on a regular basis and additionally as required.

In accordance with our Articles, our Board is divided into three classes, Class I, Class II and Class III, with members of each class serving staggered three-year terms. The directors are assigned to the following classes:

●	Class I consists of Chris Lai Ther Wei, whose terms will expire at our 2025 annual meeting of shareholders;

●	Class II consists of Tan Song Jie and Ang Chee Yong, whose terms will expire at our 2026 annual meeting of shareholders; and

●	Class III consists of Chen Siow Woon and Pwa Yee Guo, whose term will expire at our 2027 annual meeting of shareholders.

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

The directors Tan Song Jie, Chen Siow Woon, and Ang Chee Yong qualify as independent directors as defined under the listing rules of the Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the remuneration committee, and the nominating and corporate governance committee, as discussed below.

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

Audit Committee

The members of the audit committee are Tan Song Jie (Chair), Chen Siow Woon, and Ang Chee Yong. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the combined company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

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

Audit Committee Financial Expert

Our Board has determined that Tan Song Jie qualifies as an audit committee financial expert within the meaning of SEC regulations and meets the financial sophistication requirements of the Nasdaq Listing Rules. In making this determination, our Board considered Tan Song Jie’s formal education, training, and previous experience in financial roles.

Remuneration Committee

The members of the remuneration committee are Chen Siow Woon (Chair), Tan Song Jie, and Ang Chee Yong. Our Board has determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a remuneration committee. The Board has determined that each of the members of the remuneration committee is a non-employee director, as defined in Rule 16b-3 promulgated under the Exchange Act and satisfy the independence requirements of the Nasdaq. The remuneration committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

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

Nominating and Corporate Governance Committee

The members of the nominating and corporate governance committee are Chen Siow Woon (Chair), Pwa Yee Guo, and Ang Chee Yong. The Board determined that each of the members will be an “independent director” as defined by the Nasdaq Listing Rules applicable to members of a nominating committee. The nominating and corporate governance committee will meet from time to time to consider matters for which approval by the committee is desirable or is required by law.

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

Shareholder and Interested Party Communications

Shareholders and interested parties may communicate with our Board, any committee chairperson or the non-management directors as a group by writing to the board or committee chairperson. Each communication will be forwarded, depending on the subject matter, to the Board, the appropriate committee chairperson or all non-management directors.

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

Executive Compensation

In connection with Chris Lai Ther Wei’s appointment as Chief Executive Officer and Chief Financial Officer of the Company on April 4, 2025, he will receive the following compensation:

●	an initial base salary of RM 300,000 per year;

●	an initial allowance of RM 400,000 per year; and

●	an amount of the Company’s Class A ordinary shares, par value $0.0001 per share, equal to RM 500,000.

Director Compensation

For their service on the Board, the members of the Board entered into the Company’s customary indemnification agreement for non-employee directors and will receive RM 2,500 per month.

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

The aggregate number of the Class A Ordinary Shares that may be issued or used for reference purposes under the Equity Incentive Plan or with respect to which Awards (as defined below), including but not limited to incentive equity options (“ISO”), may be granted by Graphjet Technology shall not exceed 14,903,075 Ordinary Shares (the “Share Reserve”).

This section summarizes certain principal features of the Equity Incentive Plan, which may be subject to change.

Purpose of the Equity Incentive Plan

The purpose of the Equity Incentive Plan is to promote the long-term success of Graphjet Technology and the creation of shareholder value by (a) encouraging service providers to focus on critical long-range corporate objectives, (b) encouraging the attraction and retention of service providers with exceptional qualifications, and (c) linking service providers directly to shareholder interests through increased equity ownership..

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

Limitation on Awards and Shares Available

The maximum number of Class A Ordinary Shares initially available for issuance under the Equity Incentive Plan will be equal to 10% of the fully diluted issued and outstanding Class A Ordinary Shares immediately after the Closing. Subject to the shareholders of Graphjet Technology resolving to increase the authorized share capital if required pursuant to applicable law and the memorandum and articles of association then in force, the Share Reserve (other than with respect to ISOs) will automatically increase on January 1st annually for the duration of the Equity Incentive Plan beginning on January 1st of the year following the year in which the Closing occurs, in an amount equal to 10% of the fully diluted issued and outstanding Class A Ordinary Shares outstanding on December 31st of the preceding calendar year, provided, that the Board may act prior to January 1st of a given year to provide that there will be no January 1st increase in the Share Reserve for such year or that the increase in the Share Reserve for such year will be a lesser number of Shares than would otherwise occur as provided above.

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

Subject to adjustment, as provided in the Equity Incentive Plan, the maximum dollar value of Shares underlying Awards that may be granted to a director in any financial year shall be $250,000, or during a director’s initial financial year with Graphjet Technology or its Subsidiary, 200% of such amount. In addition, the Board may provide for a limit on the dollar value or maximum aggregate number of Shares underlying Awards that may be granted to any one Named Executive Officer (as defined in the Equity Incentive Plan) of the Graphjet Technology or any Subsidiary in any financial year, subject to adjustment as provided in the Equity Incentive Plan.

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

Certain Transactions

Unless prohibited by applicable law, the Amended and Restated Articles or the applicable rules of a stock exchange, the Remuneration Committee may delegate all or some of its responsibilities and powers to any one or more of its members. The Remuneration Committee also may delegate some or all of its administrative duties to any officer of Graphjet Technology and may delegate some or all of its administrative powers to the CEO to grant Awards under the Plan to participants and potential participants who are not Directors or Named Executive Officers of Graphjet Technology or any Subsidiaries, provided that the terms and conditions of such Awards shall be set forth in an Award Agreement approved in substantial form by the Remuneration Committee prior to the grant of said Awards, the Remuneration Committee in its delegation shall specify the maximum Shares that may be awarded to one participant pursuant to such delegation in any calendar year, and the CEO shall report any such grants to the Committee at its next meeting.

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

Submitted by the Remuneration Committee of the Board:

●	Chen Siow Woon (Chair)

●	Ang Chee Yong

●	Tan Song Jie

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of July 11 2025, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our Class A ordinary shares by:

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

In the table below, percentage ownership is based on 148,037,022 Class A ordinary shares outstanding as of July 11, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is Lot 3895, Lorong 6D, Kampung Baru Subang, Seksyen U6, 40150 Shah Alam, Selangor, Malaysia.

Name and Address of Beneficial Owner	Number of Shares Beneficially Owned		% of Class
Directors and Named Executive Officers
Chris Lai Ther Wei	—		—
Tan Song Jie	—		—
Ang Chee Yong	—		—
Chen Siow Woon	—		—
Pwa Yee Guo	—		—
Greater than 5% Holders
Aiden Lee Ping Wei	100,789,569	(1)	68	%(2)

(1)	Includes (i) 71,789,569 shares of Class A ordinary shares, par value $0.0001 (“Shares”), and (ii) 29,000,000 Shares (the “Issuable Shares”) issuable to Aiden Lee Ping Wei upon exercise of the Warrants (as defined below). The beneficial ownership described above excludes 171,000,000 Shares issuable to Aiden Lee Ping Wei upon exercise of the Warrants (the “Excluded Shares”) because the Excluded Shares underlying the Warrants are not deemed to be “beneficially owned” under applicable Securities and Exchange Commission (the “SEC”) rules. The Company’s shareholder approval is required in order for the Excluded Shares underlying the Warrants to become issuable thereunder.
(2)	Percentage is calculated based upon (i) the Issuable Shares and (ii) the 148,037,022 Shares outstanding as of July 11, 2025.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On September 20, 2021, Graphjet entered into a Contract of Commission Processing with ZhongHe Industries Sdn. Bhd., in which Liu Yu, a former officer and director, is a shareholder and director, pursuant to which Graphjet appointed ZhongHe Industries Sdn. Bhd. for the provision of services as further stipulated in such Contract of Commission Processing.

On March 28, 2022, Graphjet entered into a Deed of Assignment, as supplemented by the Supplemental Deed dated July 29, 2022, with Zhong He Tiancheng Technology Development (Beijing) Co. Ltd., in which Liu Yu is a shareholder and director, pursuant to which Graphjet acquired all the intellectual property of Zhong He Tiancheng Technology Development (Beijing) Co. Ltd., as listed in the said Deed of Assignment and Supplemental Deed for $222.

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Liu Yu, as supplemented by the letter from Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Liu Yu for RM29,000,000, payable within the 19th to 36th month period from July 29, 2022.

On July 1, 2022, Graphjet entered into a Tenancy Agreement with ZhongHe Industries Sdn. Bhd., in which Liu Yu is a shareholder and director, with respect to the demised premises located at L4-E-8 Enterprise 4, Technology Park Malaysia, Bukit Jalil, 57000 Kuala Lumpur. Pursuant to the terms of the Tenancy Agreement, the tenancy is subject to an initial term of 2 years with a monthly rental of RM3,500 per month.

Policies and Procedures for Related Party Transactions

Graphjet Technology’s Nominating and Corporate Governance Committee is designated with the authority to review and approve related party transactions, defined as a transaction, arrangement or relationship that would require disclosure pursuant to Item 404 of Regulation S-K, or transaction between Graphjet Technology and (i) any director or executive officer of Graphjet Technology; (ii) any nominee for election as a director; (iii) any holder of Graphjet Technology securities owning more than 5% of any class of Graphjet Technology stock and (iv) any member of the immediate family of any of the foregoing. In evaluating related party transactions, Graphjet Technology’s Nominating and Corporate Governance Committee considers the relevant facts and circumstances available and deemed relevant to Graphjet Technology’s Nominating and Corporate Governance Committee, including whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the transaction.

Director Independence

The information contained under the heading “Director Independence” in Part III, Item 10. “Directors, Executive Officers and Corporate Governance” is incorporated by reference herein.

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners LLC, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners LLC and Kreit & Chiu, LLP in connection with regulatory filings. The aggregate fees billed by Adeptus Partners LLC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the year ended September 30, 2023, totaled $135,000 and the first three quarters of 2024, totaled $65,000. The aggregate fees billed by Kreit & Chiu, LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended September 30, 2024, totaled $403,943. The above amounts include interim procedures and audit fees (including the 2023 re-audit fees and overrun costs incurred in 2025), as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Adeptus Partners LLC or Kreit & Chiu LLP for audit related fees for the years ended September 30, 2024 and 2023.

Tax Fees. We did not pay Adeptus Partners LLC or Kreit & Chiu LLP for tax planning and tax advice for the years ended September 30, 2024 and 2023.

All Other Fees. We did not pay Adeptus Partners LLC or Kreit & Chiu LLP other fees for the years ended September 30, 2024 and 2023.

Audit Committee Pre-Approval Policy and Procedures

Since its formation, the Audit Committee has pre-approved all auditing services and permitted non-audit services to be performed for us by our auditors, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

The Audit Committee’s policy is to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm, the scope of services provided by our independent registered public accounting firm and the fees for the services to be performed. These services may include audit services, audit-related services, tax services and other services. Pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. Our independent registered public accounting firm and management are required to periodically report to the audit committee regarding the extent of services provided by our independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date.

The Audit Committee adopted its committee charter (the “Audit Committee Charter”) that sets forth the authority and procedures pursuant to which the audit committee shall pre-approve (or, where permitted under SEC rules to subsequently approve) audit and non-audit services proposed to be performed by the independent auditor.

part IV

Item 15. Exhibits and Financial Statement Schedules

(a)(1)

The following documents are included on pages F-1 through F-25 attached hereto and are filed as part of this Annual Report on Form 10-K.

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

Exhibit No.	Description
2.1†	Share Purchase Agreement, dated August 1, 2022, by and among Energem Corp., Mr. Swee Guan Hoo, in his capacity as Purchaser Representative, Graphjet Technology Sdn., and the Selling Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Energem on August 2, 2022).
3.1*	Amended and Restated Memorandum of Association and Articles of Association of Graphjet Technology.
4.1*	Warrant Agreement dated May 16, 2025, by and between Graphjet Technology and Aiden Lee Ping Wei
4.4*	Description of Graphjet Technology Securities
10.2+	Graphjet Technology Equity Incentive Plan (incorporated by reference to Annex C to the Registration Statement on Form S-4, filed by Energem on January 23, 2023).
10.4	Amended and Restated Share Purchase Agreement dated January 24, 2024, by and among the PIPE Investor, Energem Corp. and Graphjet Technology Sdn. Bhd. (incorporated by reference to Exhibit 10.32 to the Registration Statement on Form S-4/A13, filed by Energem Corp. on January 29, 2024).
10.6*	Form of Warrant dated May 15, 2025, by and between Graphjet Technology and Aiden Lee Ping Wei
21.1	List of Subsidiaries of Graphjet Technology (incorporated by reference to Exhibit 21.1 to the Form 8-K, filed by Graphjet Technology on March 20, 2024).
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Graphjet Technology

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Graphjet Technology (the “Company”) as of September 30, 2024 and 2023, the related statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for the year then ended and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Graphjet Technology as of September 30, 2024 and 2023, and the results of its operations and its cash flows for the period then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue on a going basis. As more fully described in Note 2 to the consolidated financial statements, the Company incurred net losses of US$17,815,307 for the period then ended September 30, 2024, with a working capital deficit of US$19,852,386 as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

Basis for Opinion

These consolidated financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter – Correction of error

As discussed in Note 21 to the financial statements, the Company restated its 2023 financial statements to apply the change in accounting treatment related to intellectual property, merger transaction costs, professional expenses and classification of payable to directors. Our opinion is not modified with respect to this matter.

/s/ Kreit & Chiu CPA LLP

We have served as the Company’s auditor since 2024.

Los Angeles, California

July 15, 2025

GRAPHJET TECHNOLOGY
CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2024	2023
		As Restated
ASSETS
CURRENT ASSETS
Cash	$348,655	$1,430
Inventories	73,922	—
Prepaid expenses	12,200	154,519
Advance to a related company	—	97,882
Deposits	29,888	127,664
Other receivables	113,108	54,468
Total Current Assets	577,773	435,963

NON-CURRENT ASSETS
Property and equipment, net	1,593,400	1,598
Intangible assets, net	262	337
Deferred merger costs	—	704,334
Total Non-current Assets	1,593,662	706,269

Total Assets	$2,171,435	$1,142,232
LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Loans from third parties	$600,626	$510,234
Other payables and accrued expenses	1,232,422	390,257
Loan from a director	254,449	—
Loan from a shareholder	103,877	—
Payable to directors	2,159,866	2,231,781
Compensation payable to a shareholder	737,894	—
Deferred underwriting commission payable	1,541,025	—
Provision for bonus	13,800,000	—
Total Current Liabilities	20,430,159	3,132,272

NON-CURRENT LIABILITIES
Compensation payable to a shareholder	—	5,338,273
Total Non-current Liabilities	—	5,338,273

Total Liabilities	20,430,159	8,470,545

COMMITMENTS AND CONTINGENCIES (See Note 19)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred share, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Class A ordinary share, $0.0001 par value; 479,000,000 shares authorized; 146,738,806 and 137,750,000 shares issued and outstanding as of September 30, 2024 and 2023	14,674	13,775 *
Class B ordinary share, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of September 30, 2024 and 2023	—	—
Additional paid-in capital	7,812,836	587,499
Accumulated deficit	(25,798,897)	(7,983,590)
Accumulated other comprehensive (loss) income	(287,337)	54,003
Total Shareholders’ Deficit	(18,258,724)	(7,328,313)

Total Liabilities and Shareholders’ Deficit	$2,171,435	$1,142,232

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended September 30,
	2024	2023
		As Restated
Revenues	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative expenses	17,438,014	1,225,501
Total operating expenses	17,438,014	1,225,501

Loss from operations	(17,438,014)	(1,225,501)

Other income (expenses)
Interest expense	(375,782)	(616,398)
Other expenses, net	(1,511)	—
Total other expenses, net	(377,293)	(616,398)

Loss before income tax	(17,815,307)	(1,841,899)

Income tax expense	—	—

Net loss	$(17,815,307)	$(1,841,899)

Foreign currency translation adjustment	(341,340)	123,998

Total comprehensive loss attributable to ordinary shareholders	$(18,156,647)	$(1,717,901)

Weighted average number of ordinary shares outstanding*
Basic	142,675,373	137,750,000
Diluted	142,675,373	137,750,000

Loss per share ordinary share
Basic	$(0.12)	$(0.01)
Diluted	$(0.12)	$(0.01)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY
CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

	Preferred Share		Class A Ordinary Share		Class B Ordinary Share		Additional paid-in	Accumulated Deficit	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	Shares	Amount	capital	(Restated)	income (loss)	Total
BALANCE, September 30, 2022	—	$—	137,750,000	$13,775	—	$—	$587,499	$(6,141,691)	$(69,995)	$(5,610,412)
Net loss	—	—	—	—	—	—	—	(1,841,899)	—	(1,841,899)
Foreign currency translation	—	—	—	—	—	—	—	—	123,998	123,998
BALANCE, September 30, 2023	—	—	137,750,000	13,775	—	—	587,499	(7,983,590)	54,003	(7,328,313)
Issuance of ordinary shares upon completion of reverse recapitalization	—	—	6,688,806	669	—	—	(3,474,433)	—	—	(3,473,764)
Issuance of ordinary shares for PIPE investment	—	—	250,000	25	—	—	2,499,975	—	—	2,500,000
Loan payable converted to shares	—	—	2,050,000	205	—	—	8,199,795	—	—	8,200,000
Net loss	—	—	—	—	—	—	—	(17,815,307)	—	(17,815,307)
Foreign currency translation	—	—	—	—	—	—	—	—	(341,340)	(341,340)
BALANCE, September 30, 2024	—	$—	146,738,806	$14,674	—	$—	$7,812,836	$(25,798,897)	$(287,337)	$(18,258,724)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended September 30,
	2024	2023
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(17,815,307)	$(1,841,899)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	103	—
Depreciation	27,113	103
Change in operating assets and liabilities:
Prepaid expenses	145,106	(77,215)
Advance to a related company	98,771	10,289
Inventories	(65,531)	—
Deposits	102,327	(127,664)
Other receivables	(45,306)	(34,183)
Interests payable	23,657	23,380
Other payables and accrued expenses	702,538	160,597
Payable to directors	—	2,296,915
Provision for bonus	13,800,000	—
Net cash (used in) provided by operating activities	(3,026,529)	410,323

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,438,033)	(1,598)
Net cash used in investing activities	(1,438,033)	(1,598)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	315,390	—
Proceeds from long-term debt - related party	2,917,330	—
Repayments to long-term debt - related party	(107,532)	—
Payments of deferred merger costs	(919,446)	(700,810)
Proceeds from the completion of reverse recapitalization	1,231	—
Proceeds from PIPE investment	2,500,000	—
Net cash provided by (used in) financing activities	4,706,973	(700,810)

Effect of exchange rate changes	104,814	68,394

NET CHANGE IN CASH	347,225	(223,691)

Cash, beginning of the year	1,430	225,121

Cash, end of the year	$348,655	$1,430

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of ordinary share upon the reverse recapitalization	$3,473,764	$—
Reclassification of deferred merger costs to additional paid-in capital	$704,334	$—
Issuance of shares for the settlement of amount due to shareholders	$8,200,000	$—

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2024 AND 2023

(In U.S. dollars, unless stated otherwise )

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

The Company acquired Graphjet Technology Sdn. Bhd. (“Graphjet”), a Malaysian based company that produces graphite, graphene and graphene-based anode battery material. The breakthrough technology transforms a sustainable, abundant and renewable agricultural waste product, palm kernel shells into highly valued artificial graphene and graphite at significantly lower carbon emissions. For research and development in graphite and graphene applications, Graphjet collaborates with National University of Malaysia (UKM) and University Teknikal Malaysia Melaka (UTEM) as Technology Advisor Panel to provide technology advisory for the applications. The Company is a member of Industrial Liaison Program (ILP) of Massachusetts Institute of Technology (MIT).

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

To date of this filing, Graphjet has not had any sales of its products but plans to sample its products to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high-cost suppliers. Until now, the Company has funded its operations primarily with proceeds through equity investments from its current shareholders.

1.2 Business Combination

On March 14, 2024 (the “Closing date”), Graphjet consummated a merger (the “Merger”) with Energem. Pursuant to the Business Combination Agreement, (i) Energem acquired all of the issued and outstanding Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly-owned subsidiary of Energem, (ii) Energem changed its name to Graphjet Technology, and (iii) each Selling Shareholder received a number of Energem Class A Ordinary Shares subject to the Consideration Shares formula, which is the number of Energem Class A Ordinary Shares equal to the aggregate Consideration Shares divided by the number of Graphjet Pre-Transaction Shares outstanding immediately prior to the Closing, multiplied by the number of Graphjet Pre-Transaction Shares held by such Selling Shareholder.

The Business Combination (see Note 4) was accounted for as a reverse recapitalization in accordance with U.S. GAAP. Under this method of accounting, Graphjet Technology was treated as the acquired company and Graphjet was treated as the acquirer for financial statement reporting purposes.

Pursuant to ASC 805-40 Reverse Acquisitions, for financial accounting and reporting purposes, Graphjet was deemed the accounting acquirer with Graphjet Technology being treated as the accounting acquiree, and the Merger was accounted for as a reverse recapitalization (the “Reverse Recapitalization”). Accordingly, the audited consolidated financial statements of the Company represent a continuation of the financial statements of Graphjet, with the Merger being treated as the equivalent of Graphjet issuing stock for the net assets of Graphjet Technology, accompanied by a recapitalization. The net assets of Graphjet Technology were stated at historical costs, with no goodwill or other intangible assets recorded, and were consolidated with Graphjet financial statements on the Closing Date. The number of Graphjet ordinary shares for all periods prior to the Closing Date have been retrospectively increased using the exchange ratio that was established in accordance with the Merger Agreement (the “Exchange Ratio”).

1.3 Acquisition of Subsidiary

In April 2024, the Company’s subsidiary, Graphjet acquired 100% equity interest in GTI US Corp, incorporated in Nevada for a consideration of $10,000. As of September 30, 2024, $5,000 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of September 30, 2024.

Note 2 - Going Concern and Liquidity

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company incurred a net loss of $17,815,307 during the year ended September 30, 2024 and, as of that date, the Company had a negative working capital of $19,852,386. These conditions raise doubt about the Company’s ability to continue as a going concern.

To sustain its ability to support the Company’s operating activities and to alleviate the situation, the Company considered supplementing its sources of funding through the following:

●	other available sources of financing from banks and other financial institutions or private lenders;

●	and equity financing.

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.4 million (MYR 6 million) gross proceeds from new external shareholders. On April 30, 2025, the Company signed debt settlement agreements with its director and shareholder to settle the debts with them.

The Company can make no assurances that required financings will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern.

As such, the Company’s management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”).

Principles of consolidation

The consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Graphjet and GTI US Corp. All intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the consolidated financial statements.

Use of estimates and assumptions

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of expenses during the reporting period and the accompanying notes, including allowance for expected credit losses, the useful lives of property and equipment, and impairment of long-lived assets.

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

Foreign currency

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity account is translated at historical exchange rate. Transaction gains and losses are recognized in the Company’s Consolidated Statement of Operations and Comprehensive Loss based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

For Graphjet, Malaysian Ringgit (“RM”) has been determined to be the functional currency. Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the years ended September 30,
	2024	2023

Year-end RM: US$1 exchange rate	4.1220	4.6920
Year-average RM: US$1 exchange rate	4.6498	4.5317

Cash

Cash primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

Inventories

Inventories are measured at the lower of cost and net realizable value.

The cost of inventories is calculated using the weighted average method, and includes the cost incurred in acquiring the inventories and incidental cost in bringing them to their existing location and condition. For work-in-progress, cost of production comprised the costs of raw material, packaging material, manufacturing overhead and direct labor, which are allocated to products based on normal operating capacity. As of September 30, 2024 and 2023, the Company had $73,922 and $nil work-in-progress, respectively.

Prepaid expenses

Prepaid expenses represent amounts advanced to suppliers for providing services to the Company. Some suppliers require advance payments when the Company orders services, and the prepaid expenses will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Other receivables

Other receivables primarily include receivables from employee advances and others. Management regularly reviews the aging of the accounts and changes in payment trends and records provision for credit losses when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2024 and 2023, the Company provided no provision for credit losses, respectively.

Property and equipment, net

Property and equipment are stated at historical cost less accumulated depreciation. Expenditures for major renewals and betterments are capitalized, while minor replacements, maintenance, and repairs, which do not extend the asset lives, are charged to operations as incurred. Upon sale or disposition, the cost and related accumulated depreciation is removed from the accounts, and any difference between the selling price and net carrying amount is recorded as a gain or loss in the consolidated statements of operations and comprehensive loss. Depreciation on property and equipment is calculated using the straight-line method over the estimated useful lives of the assets.

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. During the years ended September 30, 2024 and 2023, no impairment of long-lived assets was recognized.

Warrants

The Company accounts for warrants as either equity-classified or liability-classified instruments based on an assessment of the warrant’s specific terms and applicable authoritative guidance in ASC 480, Distinguishing Liabilities from Equity (“ASC 480”), and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the warrants are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and whether the warrants meet all of the requirements for equity classification under ASC 815, including whether the warrants are indexed to the Company’s own Common Stock and whether the warrant holders could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of warrant issuance and as of each subsequent quarterly period end date while the warrants are outstanding.

For issued or modified warrants that meet all of the criteria for equity classification, the warrants are required to be recorded as a component of equity at the time of issuance. The Company determined that upon further review of the warrant agreements, the Company concluded that its warrants qualify for equity accounting treatment.

Upon completion of the Business Combination, all of Graphjet’s outstanding public and private warrants (See Note 16) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the year ended September 30, 2024.

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

Deferred merger costs

Deferred merger costs consist primarily of expenses paid to attorneys, underwriters, and others direct costs related to the Merger. Transaction costs directly attributable to the Merger should be accounted for as a direct reduction of the proceeds received from the issuance and deducted from the combined Company’s additional paid-in capital rather than expensed as incurred.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2024 and 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. In Malaysia and Nevada US, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. Due to operating losses, the Company’s tax provision was $nil for the years ended September 30, 2024 and 2023.

Comprehensive income (loss)

Comprehensive income (loss) consists of two components, net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) refers to revenue, expenses, gains and losses that under GAAP are recorded as an element of shareholders’ equity but are excluded from net income (loss). Other comprehensive income (loss) consists of a foreign currency translation adjustment resulting from the Company not using the U.S. dollar as its functional currencies.

Loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. As of September 30, 2024 and 2023, the calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. There are no other potential dilutive securities outstanding for the years ended September 30, 2024 and 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

Related parties

A party is considered to be related to the Company if the party directly or indirectly or through one or more intermediaries, controls, is controlled by, or is under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests. A party which can significantly influence the management or operating policies of the transacting parties or if it has an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests is also a related party.

Recent issued accounting standards

The Company is an “emerging growth company” (“EGC”) as defined in the Jumpstart Our Business Startup Act of 2012 (the “JOBS Act”). Under the JOBS Act, EGC can delay adopting new or revised accounting standards issued subsequent to the enactment of the JOBS Act until such time as those standards apply to private companies.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) disclosure of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended September 30, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements. Refer to Note 18 segment information.

In December 2023, the FASB issued Accounting Standards Update No. 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” (“ASU 2023-09”), which modifies the rules on income tax disclosures to require entities to disclose (1) specific categories in the rate reconciliation, (2) the income or loss from continuing operations before income tax expense or benefit (separated between domestic and foreign) and (3) income tax expense or benefit from continuing operations (separated by federal, state and foreign). ASU 2023-09 also requires entities to disclose their income tax payments to international, federal, state and local jurisdictions, among other changes. The guidance is effective for annual periods beginning after December 15, 2024. Early adoption is permitted for annual financial statements that have not yet been issued or made available for issuance. ASU 2023-09 should be applied on a prospective basis, but retrospective application is permitted. The Company is currently evaluating the potential impact of adopting this new guidance on its consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 4 — Reverse Recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of March 14, 2024:

(i)	All Energem public shares of 323,231, and all Energem founder shares of 3,403,075 remained outstanding.

(ii)	2,760,000 shares to Energem’s financial advisor

(iii)	All 2,500,100 issued and outstanding shares of Graphjet were converted into 137,750,000 shares

(iv)	202,500 shares to underwriter in connection with the Transactions.

The following table presents the number of the Company’s ordinary shares issued and outstanding immediately following the Reverse Recapitalization (as defined below):

Ordinary
Share
Energem’s ordinary shares outstanding prior to Reverse Recapitalization	4,430,622
Less: redemption of Energem’s ordinary shares	(704,316)
Ordinary shares issued to underwriter	202,500
Ordinary shares issued to financial advisor	2,760,000
Total ordinary shares issued upon completion of reverse recapitalization	6,688,806
Conversion of Graphjet’s ordinary shares	137,750,000
Total ordinary shares issued and outstanding upon completion of reverse recapitalization	144,438,806

Graphjet was determined to be the accounting acquirer given Graphjet effectively controlled the combined entity after the Transactions. The transaction is accounted for as a reverse recapitalization (“Reverse Recapitalization”), which is equivalent to the issuance of ordinary shares by Graphjet for the net monetary assets of Energem, accompanied by a recapitalization. Graphjet is determined as the accounting acquirer and the historical financial statements of Graphjet became the Company’s historical financial statements, with retrospective adjustments to give effect of the Reverse Recapitalization. The net assets of Energem were recognized as of the closing date at historical cost, with no goodwill or other intangible assets recorded. Operations prior to the Business Combination are those of Graphjet and Graphjet’s operations are the only ongoing operations of the Company.

In connection with the Reverse Recapitalization, the Company raised approximately $1,200 of proceeds, presented as cash flows from financing activities, which included the contribution of approximately $3.8 million of funds held in Energem’s trust account, approximately $1,200 cash held in Energem’s operating cash account, and payments of approximately $3.8 million in transaction costs incurred by Energem.

The following table reconcile the elements of the Reverse Recapitalization to the consolidated statements of cash flows and the changes in shareholders’ deficit:

March 14,
2024
Funds held in Energem’s trust account	$3,760,259
Funds held in Energem’s operating cash account	1,231
Less: payments of transaction costs incurred by Energem	(3,760,259)
Proceeds from the Reverse Recapitalization	1,231
Less: non-cash net deficit assumed from Energem	(3,474,995)
Net distributions from issuance of ordinary shares upon the Reverse Recapitalization	$(3,473,764)

The shares and corresponding capital amounts and all per share data related to Graphjet’s outstanding ordinary share prior to the Reverse Recapitalization have been retroactively adjusted using the Exchange Ratio of 55.1.

Note 5 – Deposits

The deposits consist of non-refundable deposit for the land to be purchased at Kuantan Integrated Industrial Park and the professional fee related to it, refundable deposit for the rent of photocopiers and installation cost for the factory equipment in Shah Alam factory. See Note 12 for further discussion.

Deposit allocation	Nature	As of September 30, 2024	As of September 30, 2023

Land to be purchased at Kuantan Integrated Industrial Park *	Non-refundable	$—	$80,989
Professional service in building Kuantan factory *	Non-refundable	—	46,462
Public Relations Consulting Services	Refundable	29,112	—
Photocopiers rent for offices use	Refundable	776	213
Total other receivables and other current assets, net		$29,888	$127,664

*	Written off during the year due to the termination of Sale and Purchase of Land Agreement

Note 6 – Patents

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

In 2022, the Company purchased the two patents from Mr. Liu Yu and ZhongHe TianCheng, both are related parties of the Company. Therefore, the transfers of the intangible assets are related-party transactions, and they transferred the patents during the process of the Company going public in US through the business combination with a SPAC. The intangible assets should be recorded at the transferors’ historical cost, based upon the Company’s records, there is no historical basis of the patents. The excess paid over the patents carrying basis should be charged to equity as a deemed dividend in accordance with ASC 805-50-30-5.

Patents consisted of the following:

	As of September 30, 2024	As of September 30, 2023
		As previously reported			As restated
	Net			Net			Net
	carrying	Acquisition	Accumulated	carrying	Acquisition	Accumulated	carrying
	amount	cost	amortization	amount	cost	amortization	amount
Patent
Graphite production	$—	$215,796	$(21,580)	$194,516	$—	$—	$—
Graphene production	—	6,258,092	(625,809)	5,632,283	—	—	—
	$—	$6,473,888	$(647,389)	$5,826,499	$—	$—	$—

Note 7 – Property and Equipment

Property and equipment included in continuing operations consist of the following:

	As of September 30,	As of September 30,
	2024	2023
Office equipment	$13,298	$1,701
Renovation	153,886	—
Plant and Machinery	1,456,801	—
Subtotal	$1,623,985	$1,701
Less: accumulated depreciation	(30,585)	(103)
Total property and equipment, net	$1,593,400	$1,598

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%
Plant and machinery	10%

Depreciation expense for the years ended September 30, 2024 and 2023 amounted to $27,113 and $103, respectively, which have been recorded in general and administrative expenses in the consolidated statements of operations.

The Company has entered into four contracts with Beijing Xi Yu International Trade Co. Ltd from China for the purchase of artificial graphite machineries for a total cost of approximately $1.3 million. Full payments made upon order confirmation and shipment from the main port in Tianjin to Port Klang in Malaysia. The guarantee period is within 15 months after arrival date and during this period the Seller shall be responsible for the damage due to the defects in designing and manufacturing of the machineries.

Note 8 – Loans from Third Parties

The Company obtained loans of $533,721 (RM 2,200,000) from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance with arm’s length transaction principle. For the years ended September 30, 2024 and 2023, there were interest expenses of $23,657 and $35,482, respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	September 30,	September 30,
	2024	2023
Total interest payable	$66,905	$35,482
Total debt and interest payable	$600,626	$510,234

Lender	Principle	Interest rate	Lending date	Due date
Goh Meng Keong	$485,201	5% p.a	March 22, 2022	September 30, 2025
Goh Seng Wei	$48,520	5% p.a	May 26, 2022	November 25, 2024

Note 9 – Other Payables and Accrued Liabilities

	September 30, 2024	September 30, 2023
Payroll payable	$282,461	$—
Rental payable	70,354	15,772
Professional Fees	574,713	324,128
Accrued expenses	304,894	50,357
Total other payables and accrued liabilities	$1,232,422	$390,257

Note 10 – Deferred Underwriting Commission Payable

On December 21, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement (the “Agreement”) with its underwriter in satisfaction of the $4,025,000 Deferred Underwriting Commission pursuant to the Underwriting Agreement dated November 15, 2021. In lieu of the Company tendering the full amount of the Deferred Underwriting Commission in cash, the underwriter agreed to accept: (1) $2,000,000 in cash at the time of the closing of the Business Combination, and (2) 202,500 unregistered ordinary shares of the Company (“Ordinary Shares”), which when multiplied by the $10.00 per share price agreed to between the Company and the underwriter (the “Agreed Share Price”) equals $2,025,000 (the “Original Aggregate Share Value”), to be issued and delivered to the underwriter at the closing of the Business Combination. Pursuant to Section 2.1 of the Agreement, the Company agreed to perform the following post-closing covenants if the lowest of the VWAP for a period of five (5) trading days immediately prior to the effectiveness date of the registration statement or prior to eligible date for release pursuant to Rule 144 is lower than the Agreed Share Value, the Company should compensate the underwriter either in cash or issuing additional ordinary shares in an amount equal to the difference between the aggregate VWAP value on any given date and the Original Aggregate Share Value (the “True-Up Obligation”).

As of September 30, 2024, the Company had finalized the settlement of the True-Up Obligation by agreeing to issue 645,135 ordinary shares to the underwriter. However, because the shares had not yet been legally issued as of the reporting date, the Company recorded a liability of approximately $1.5 million, representing the fair value of the shares to be issued. Upon issuance of the shares on May 22, 2025, the liability will be reclassified to additional paid-in capital, with no income statement impact.

Note 11 – Provision for Bonus

On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan. During the year ended September 30, 2024, the provision was recorded under the general and administrative expenses, and the full balance of $13.8 million is to be provided by December 2025.

Note 12 – Related Party Transactions

12.1 Related Party Contract

ZhongHe Industries Sdn Bhd (ZHI) is an entity owned by Mr. Lim Hooi Beng, who owned 20% of its shares as of September 30, 2024 and 2023. Mr. Lim Hooi Beng also owns 13.8% of the ordinary shares of the Company as of September 30, 2024. Previously, Mr. Lim Hooi Beng owned 14.5% of the ordinary shares of Graphjet as of September 30, 2023.

On September 20, 2021, the Company entered into a Contract of Commission Processing with ZHI, pursuant to which the Company appointed ZHI for the provision of services as stipulated in the Contract of Commission Processing. The service charged is based on the material consumption and labor cost incurred. On June 30, 2024, the agreement ended and was not extended. The Company expensed $110,623 in full for the advances paid.

On July 1, 2022, the Company entered into a Tenancy Agreement with ZHI, with respect to the demised premises located at L4-E-8 Enterprise 4, Technology Park Malaysia, Bukit Jalil, 57000 Kuala Lumpur. Pursuant to the terms of the Tenancy Agreement, the tenancy is subject to an initial term of 2 years with a monthly rental of approximately $745. The agreement will not be extended after ended and no transfer of premises ownership at the end of the agreement.

	September 30,	September 30,
	2024	2023

Advances to a related company	$—	$97,882

The advance to ZHI represents the prepayment made to secure its production line after offsetting with the rental charged by ZHI for the office premises.

12.2 Related Party Loans

Short Term Loan

Loan from a director

On August 4, 2024 and August 15, 2024, the Company entered two loan agreements with Mr. Aw Jeen Rong for working capital purpose. Aw Jeen Rong owned 6% the Company’s ordinary shares as of September 30, 2024 and 6.3% of the ordinary shares of Graphjet as of September 30, 2023. The loans are unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of September 30, 2024, total loans drawdown was $252,304. For the year ended September 30, 2024, there was interest expense of $1,901. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Aw Jeen Rong	$106,744	8% p.a	August 4, 2024	February 4, 2025 (extended to April 30, 2026)
Aw Jeen Rong	$145,560	8% p.a	August 15, 2024	February 15, 2025 (extended to April 30, 2026)

	September 30,	September 30,
	2024	2023
Total interest payable	$2,145	$—
Total debt and interest payable	254,449	—

Loan from a shareholder

On September 4, 2024, The Company entered a loan agreement with Mr. Liu Yu for working capital purpose. Liu Yu owned 24.3% the Company’s ordinary shares as of September 30, 2024 and 25.5% of the ordinary shares of Graphjet as of September 30, 2023. The loan is unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of September 30, 2024, total loan drawdown was $103,469. For the year ended September 30, 2024, there was interest expense of $362. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Liu Yu	$103,469	8% p.a	September 4, 2024	March 5, 2025 (extended to April 30, 2026)

	September 30,	September 30,
	2024	2023
Total interest payable	$408	$—
Total debt and interest payable	103,877	—

Payable to directors

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the shareholders of the Company and directors of Graphjet.

	September 30,	September 30,
	2024	2023
Lim Hooi Beng	$2,152,588	$2,225,387
Aw Jeen Rong	7,278	6,394
Payables to directors	$2,159,866	$2,231,781

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of September 30, 2024. As of September 30, 2023, Mr. Lim Hooi Beng and Mr. Aw Jeen Rong owned 14.5% and 6.3% of the ordinary shares of Graphjet. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2. The shareholders will continue to support the Company; hence the payables are interest free and demands for repayment are not expected within the next 12 months.

On March 11, 2024, the Company entered into the debt-to-equity conversion agreements with Mr. Lim Hooi Beng. The Company issued 775,000 ordinary shares at $4.00 per share amounting $3,100,000 to partially settle the outstanding balance. The fair value of those ordinary shares was $2.7 per share, and the difference between the share price per agreement and the fair value is considered as shareholder contribution and charged to additional paid-in-capital.

As of September 30, 2024 and 2023, the outstanding balance on the payable is $2,159,866 and $2,231,781, respectively.

Compensation payable to a shareholder

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for approximately $6.3 million payable within the 19th to 36th month period from July 29, 2022. Liu Yu owned 24.3% the Company’s ordinary shares as of September 30, 2024 and 25.5% of the ordinary shares of Graphjet as of September 30, 2023. The reduction in percentage of ownership was due to the share exchange during the merger, as stated in Note 1.2. The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

As of September 30, 2022, the Company repaid approximately $0.5 million in cash to Mr. Liu Yu. On March 11, 2024, the Company entered the debt-to-equity conversion agreements with Mr. Liu Yu. The Company issued 1,275,000 ordinary shares at $4.00 per share amounting $5,100,000 to partially settle the outstanding balance. The fair value of those ordinary shares was $2.7 per share, and the difference between the share price per agreement and the fair value is considered as shareholder contribution and charged to additional paid-in-capital.

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the years ended September 30, 2024 and 2023, the Company recorded $350,084 and $592,191 interest expense for the amortization, respectively. As of September 30, 2024 and 2023, the outstanding balance on the payable is $737,894 and $5,338,273, respectively.

Note 13 – Income Taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

USA

GTI US Corp is incorporated in the United States and is subject to a federal tax rate of 21%. GTI US Corp is still dormant as of September 30, 2024.

Malaysia

The Company’s subsidiary Graphjet was incorporated in Malaysia and is subject to Malaysian Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Malaysian tax laws. The applicable tax rate is 24% in Malaysia.

To date, Graphjet Technology has not had any sales of its products, the Company’s tax provision was zero for the years ended September 30, 2024 and 2023. As of September 30, 2024 and 2023, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the years ended September 30, 2024 and 2023 was 0%.

The components of the Company’s income tax provision were as follows for the period indicated:

	For the year ended September 30, 2024	For the year ended September 30, 2023

Current	$—	$—
Deferred	—	—
Total income tax provision	$—	$—

The following table reconciles Malaysia statutory rates to the Company’s effective tax rate:

	For the year ended September 30, 2024	For the year ended September 30, 2023

Malaysia income tax rate	24.0%	24.0%
Change in valuation allowance	(24.0)%	(24.0)%
Effective tax rate	—%	—%

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	September 30, 2024	September 30, 2023

Deferred Tax Assets:
Net operating loss carry-forwards	$4,406,475	$281,694
Capital allowances	105,298	132
Less: valuation allowance	(4,511,773)	(281,826)
Deferred tax assets, net	—	—
Deferred tax liabilities:
Capitalized R&D expenses	—	—
Deferred tax (liabilities) assets, net	$—	$—

Movement of valuation allowance:

	September 30, 2024	September 30, 2023

Balance at beginning of the year	$281,826	$—
Addition	4,229,947	281,826
Balance at end of the year	$4,511,773	$281,826

As of September 30, 2024 and 2023, the Company had net operating losses carry forward of approximately $18.3 million and approximately $1.2 million, respectively, from the Company’s Malaysian subsidiary, which can be carried forward to offset taxable income. The net operating losses from the Malaysia subsidiary can be carried forward 10 years.

Valuation allowance is provided against deferred tax assets when the Company determines that it is more likely than not that the deferred tax assets will not be utilized in the future. In making such determination, the Company considered factors including future taxable income exclusive of reversing temporary differences and tax loss carry forwards. If events occur in the future that allow the Company to realize part or all of its deferred income tax, an adjustment to the valuation allowances will result in a decrease in tax expense when those events occur.

Due to the limited operating history of the Malaysian subsidiary, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4.5 million and $0.2 million related to Malaysian subsidiary as of September 30, 2024 and 2023, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of September 30, 2024 and 2023, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended September 30, 2024 and 2023.

Note 14 – Shareholders’ Equity

The Company’s ordinary shares trade on the NASDAQ stock exchange under the symbol “GTI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the company’s authorized share capital is $50,000 divided into 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 Preference Shares each of par value $0.0001 per share.

On December 20, 2023, Energem and Graphjet negotiated and entered into a definitive purchase agreement for a PIPE investment (the “PIPE Investment Purchase Agreement”) with Dato’ Sri Pang Chow Huat and/or investment vehicles directly managed by such investor (the “PIPE Investor”) as amended and restated on January 10, 2024, pursuant to which the PIPE Investor and/or investment vehicles directly managed by such investor, has agreed to purchase, and Graphjet has agreed to sell to the PIPE Investor, 4,530 Graphjet Pre-Transaction Shares before the Closing of the Business Combination that will be exchanged for 250,000 Combined Entity Ordinary Shares for a total of $2,500,000. The number of Combined Entity Ordinary Shares is fixed, the number of Graphjet Pre-Transaction Shares to be purchased is subject to adjustment depending on the final consideration paid to the Graphjet shareholders. Pursuant to the amended by the amended and restated PIPE Investment Purchase Agreement of January 24, 2024 (the “Revised PIPE Agreement”), Graphjet has agreed to file, within 60 calendar days after the Closing, a registration statement with the SEC registering the resale or transfer of the Combined Entity Ordinary Shares.

On March 14, 2024, the Company completed its reverse recapitalization with Energem (see Note 4). The shares and corresponding capital amounts and all per share data related to Graphjet’s outstanding ordinary shares prior to the reverse recapitalization in the accompanying consolidated financial statements have been retrospectively adjusted using the Exchange Ratio of 55.1. All of the Graphjet Technology ordinary shares issued and outstanding at the consummation of the business combination have been fully paid.

As of September 30, 2024, we had issued and outstanding Class A Ordinary Shares 146,738,806 shares, each with par value of $0.0001. The holder of each share of ordinary shares is entitled to one vote.

Note 15 – Equity Incentive Plan

At the Special Meeting on February 28, 2024, Energem shareholders considered and approved the Equity Incentive Plan and reserved an amount of ordinary shares equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares following the Business Combination for issuance thereunder. The Equity Incentive Plan was approved by the Energem board of directors on the same day. The Equity Incentive Plan became effective immediately upon the Closing of the Business Combination. A total number of shares equal to 14,903,075 have been reserved for future issuance under the Equity Incentive Plan.

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

Note 16 – Warrants

In connection with the reverse recapitalization, the Company has assumed 12,028,075 Energem warrants outstanding, which consisted of 11,500,000 public warrants and 528,075 private warrants. All of these warrants met the criteria for equity classification.

Each whole Warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $11.50 per share. Pursuant to the warrant agreement, a warrant holder may exercise its Warrants only for a whole number of shares of common stock. This means that only a whole Warrant may be exercised at any given time by a warrant holder. No fractional Warrants will be issued upon separation of the Units and only whole Warrants will trade. The Warrants will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation.

The Company has agreed that as soon as practicable, but in no event later than 30 business days, after the closing of the initial business combination, it will use its reasonable commercially reasonable efforts to file, and within 60 business days following its initial business combination to have declared effective, a registration statement for the registration, under the Securities Act, of the shares of common stock issuable upon exercise of the Warrants. The Company will use its commercially reasonable efforts to maintain the effectiveness of such registration statement, and a current prospectus relating thereto, until the expiration of the warrants in accordance with the provisions of the warrant agreement. No Warrants will be exercisable for cash unless the Company has an effective and current registration statement covering the ordinary shares issuable upon exercise of the Warrants and a current prospectus relating to such shares of common stock. Notwithstanding the above, if the Company’s common stock is at the time of any exercise of a Warrant not listed on a national securities exchange such that it satisfies the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Warrants who exercise their Warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event it so elect, it will not be required to file or maintain in effect a registration statement, but it will be required to use its commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

The Company may call the Warrants for redemption, in whole and not in part, at a price of $0.01 per Warrant:

●	at any time while the Warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each Warrant holder; and

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to Warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
September 30, 2023	—	—	$—	—
Granted	12,028,075	12,028,075	$11.50	5.00
Forfeited	—	—	$—	—
Exercised	—	—	$—	—
September 30, 2024	12,028,075	12,028,075	$11.50	4.00

The Company accounted for the 12,028,075 Warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 17 – Concentrations of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, deposits and other receivables.

(a) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In Malaysia, the insurance coverage for cash deposits of each depositor at each bank is RM 250,000 (approximately $60,650). As of September 30, 2024, cash balance of RM 1,416,568 ($343,660) was deposited with financial institutions located in Malaysia, of which RM 916,568 ($222,360) was subject to credit risk. Cash deposits at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2024, the Company did not exceed the FDIC insured limits. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

The Company’s operating subsidiary is in Malaysia, and their functional currency is RM. As a result, the Company is exposed to foreign exchange risk as the Company’s results of operations may be affected by fluctuations in the exchange rate between USD and RM. If the RM appreciates against the USD, the value of the Company’s RM revenues, earnings, and assets as expressed in the Company’s USD financial statements will decline. The Company has not entered any hedging transactions in an effort to reduce the Company’s exposure to foreign exchange risk.

The Company is also exposed to risk from its deposits and other receivables. These assets are subjected to credit evaluations. An allowance has been made for estimated unrecoverable amounts which have been determined by reference to past default experience and the current economic environment.

(b) Vendor concentration risk

For the year ended September 30, 2024, two suppliers accounted for approximately 73.2% and 26.8% of the total cost raw material purchased. For the year ended September 30, 2023, the Company did not make any raw material purchases.

Note 18 – Segment Reporting

ASC 280, “Segment Reporting”, establishes standards for reporting information about operating segments on a basis consistent with the Company’s internal organizational structure as well as information about geographical areas, business segments and major customers in financial statements for detailing the Company’s business segments.

The Company uses the management approach to determine reportable operating segments. The management approach considers the internal organization and reporting used by the Company’s chief operating decision maker (“CODM”) for making decisions, allocating resources and assessing performance. The Company’s CODM has been identified as the Company’s chief executive officer, who reviews consolidated results when making decisions about allocating resources and assessing performance of the Company. The Company has only one geographic operating location in Malaysia, so the Company determines that reporting operating segments by geographic locations is not necessary.

The Company’s organizational structure is based on a number of factors that the CODM uses to evaluate, view and run its business operations which include, but not limited to, customer base, homogeneity of service and technology. The Company’s operating segments are based on such organizational structure and information reviewed by the CODM to evaluate the operating segment results. Based on management’s assessment, the Company determined that it has only one operating segment as defined by ASC 280.

The following table presents major accounts of statements of operations by segments for the years ended September 30, 2024 and 2023.

	For the Year Ended September 30,
	2024	2023
Advertising and marketing expenses	$385,624	$58,293
Salaries and benefits expenses	595,077	86,494
Provision for bonus	13,804,877	—
Insurance expense	606,025	—
Legal and consulting expenses	964,654	481,979
Other operating expenses	1,081,757	598,735
Total operating expenses	17,438,014	1,225,501
Segment operating loss	(17,438,014)	(1,225,501)
Interest expense, net	(375,782)	(616,398)
Income tax expense	(1,511)	—
Segment net loss	$(17,815,307)	$(1,841,899)

Note 19 – Commitments and Contingencies

Lease commitments

Effective July 1, 2019, the Company adopted FASB ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company also adopted the practical expedient that allows lessees to treat the lease and non-lease components of a lease as a single lease component. The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The classification evaluation begins at the commencement date and the lease term used in the evaluation includes the non-cancellable period for which the Company has the right to use the underlying asset, together with renewal option periods when the exercise of the renewal option is reasonably certain and failure to exercise such option which result in an economic penalty. All of the Company’s real estate leases are classified as operating leases.

The Company entered in four operating lease agreements in New York and Malaysia, which will expire till July 2025. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases contain options to extend at the time of expiration, but the Company will not exercise it. The Company did not recognize the operating lease ROU assets and lease liabilities on the balance sheet as this lease had an initial term of 12 months or less.

Operating lease expenses was recorded under general and administrative expenses for the years ended September 30, 2024 and 2023 amounted to $197,765 and $98,345, respectively.

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of September 30, 2024. There were no commitment and contingency other than those stated below:

Commitments and Contingencies	Terms	Amount
Rental of premise	Rental payments due from October 2024 to March 2025	$90,415
Rental of factory	Rental payments due from October 2024 to July 2025	43,668
		$134,083

Note 20 – Subsequent Events

The Company has evaluated all events that occurred after September 30, 2024 through the date the consolidated financial statements were available for issuance and identified the following subsequent events occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.4 million (MYR 6 million) gross proceeds from new external shareholders. In connection with this fundraising, the Company issued a total of 653,081 Class A ordinary shares to unrelated third-party investors.

On February 28, 2025, Graphjet received a notification letter (the “Notice”) from the Listing Qualifications Department of The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, as a result of (i) the Company’s delay in filing its Quarterly Report on Form 10-K for the period ended September 30, 2024 (the “Initial Delinquent Filing”) with the Securities and Exchange Commission (the “SEC”) and (ii) the Company’s delay in filing its Annual Report on Form 10-Q for the period ended December 31, 2024 (the “Second Delinquent Filing”), the Company is not in compliance with the requirements for continued listing under Nasdaq Listing Rule 5250(c)(1) (the “Listing Rule”).

The Notice states that the Company has 60 calendar days, or until April 29, 2025, to submit a plan to regain compliance with the Listing Rule with respect to the delinquent reports. On April 29, 2025, Graphjet had submitted the plan to regain compliance.

On April 30, 2025, the Company signed a debt settlement agreement with Lim Hooi Beng to settle the amount of $2,152,588 (RM 8,872,969) owing via the issuance of Class A ordinary shares in two tranches: 1. RM 13,000,000 value of shares 12 months from the date of the agreement, and 2. RM 20,000,000 value of shares 24 months from the date of the agreement.

On April 30, 2025, the Company signed a debt settlement agreement with Liu Yu to settle the amount owing of $1,486,704 in the following manner: 1. payment of $221,593 12 months from the date of the agreement; 2. payment of $702,610 24 months from the date of the agreement, and; as part of his severance and interest due, $1 million which shall fall due 24 months from the date of agreement and shall be repaid in 10 consecutive monthly instalments of $100,000 each, payable on the first day of each calendar month commencing from the due date.

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 20,000,000 warrants to purchase up to 200,000,000 of the Company’s Class A ordinary shares, at an exercise price of $0.055 to Aiden Lee Ping Wei.

On May 22, 2025, the Company issued an additional 322,567 Class A Ordinary Shares to Joseph Rallo and 322,568 Class A Ordinary Shares to D. Boral Capital LLC. The issuance is part an adjustment between the agreed share price of USD10.00 per share and the lowest VWAP for a 5-day period up to the registration of the 202,500 Class A Ordinary Shares issued earlier to satisfy $2,025,000 due pursuant to the Satisfaction and Discharge of Indebtedness between the Company, Graphjet Technology Sdn Bhd and EF Hutton LLC.

On June 4, 2025, the Company received a determination letter (the “Determination”) from Nasdaq advising the Company that Nasdaq had determined that the Company had not provided a definitive plan evidencing its ability to achieve compliance with the “Listing Rule” before July 15, 2025. The Determination stated that, as a result, (i) the Company’s request for continued listing on Nasdaq was denied,(ii) the trading of the Company’s Class A Ordinary Shares would be suspended at the opening of business on June 13, 2025 and (iii)a Form 25-NSE would be filed with the Securities and Exchange Commission (the “SEC”),which will remove the Company’s securities from listing and registration on Nasdaq.

On June 11, 2025, the Company submitted an appeal to Nasdaq requesting a hearing before the Hearings Panel (the “Panel”) pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company intends to present to the Panel its plan to regain and thereafter maintain compliance with the Listing Rule. The hearing request stays the suspension of the Company’s securities and the filing of the Form 25-NSE for a period of 15 days from the date of the request. In connection with the hearing request, the Company also requested a stay of the suspension pending the hearing.

Note 21 – Restatement of Previously Issued Financial Statements

The Company identified material misstatements in its previously issued financial statements as of September 30, 2023 and for the year ended September 30, 2023 as below, and as a result the Company has restated the previously issued consolidated financial statements as of September 30, 2023 and for the year ended September 30, 2023 in accordance with ASC 250 Accounting Changes and Error Corrections, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures.

The categories of adjustments and their impacts on previously issued financial statements are described below and identified in the Restatement Reconciliation Tables in the column entitled “Reference”:

a. The Company failed to record the correct cost of the intellectual property purchased from a related party, incorrectly recorded the amortization expense, and incorrectly recorded the liability without considering imputed interest related to the intellectual property purchased. Such failure has resulted in the misstatements of “Intangible assets, net”, “Compensation payable to a shareholder”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of September 30, 2023, and misstatements of “General and administrative expenses” and “Net loss” for the year ended September 30, 2023.

b. The Company incorrectly recorded the merger transaction costs as general and administrative expenses, and incorrectly recorded the liability related to the intellectual property purchased. Such failure has resulted in the misstatements of “Deferred merger costs”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of September 30, 2023, and misstatements of “General and administrative expenses” and “Net loss” for the year ended September 30, 2023.

c. The Company incorrectly recorded some professional expenses incurred in year ended September 30, 2023 to record in the year of 2024. Such failure has resulted in the misstatements of “Other payables and accrued expenses” and “Accumulated deficit” as of September 30, 2023, and misstatements of “General and administrative expenses” and “Net loss” for the year ended September 30, 2023.

d. The Company incorrectly classified the payable to directors as non-current liabilities. Such failure has resulted in the misstatements of “Current liabilities” and “Non-current liabilities” as of September 30, 2023.

In the following tables, the Company presented a reconciliation of consolidated balance sheets, statements of operations and comprehensive loss, and cash flows as previously issued for these prior periods to the restated and revised amounts.

Summary of Restatements – Consolidated Balance Sheets:

	As of September 30, 2023
	As previously reported	Adjustments	Reference	As restated
ASSETS

CURRENT ASSETS
Cash	$1,430	$—		$1,430
Prepaid expenses	154,519	—		154,519
Advance to a related company	97,882	—		97,882
Deposits	127,664	—		127,664
Other receivables	54,468	—		54,468
Total current assets	435,963	—		435,963

OTHER ASSETS
Property and equipment, net	1,598	—		1,598
Intangible assets, net	5,826,499	(5,826,499)	a	—
Software, net	337	—		337
Deferred merger costs	—	704,334	b	704,334
Total non-current assets	5,828,434	(5,122,165)	a, b	706,269

Total assets	$6,264,397	$(5,122,165)	a, b	$1,142,232

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Loans from third parties	$510,234	$—		$510,234
Other payables and accrued expenses	348,807	41,450	c	390,257
Payable to directors	—	2,231,781	d	2,231,781
Total current liabilities	859,041	2,273,231	c, d	3,132,272

OTHER LIABILITIES
Payable to directors	2,231,781	(2,231,781)	d	—
Compensation payable to a shareholder	5,756,366	(418,093)	a	5,338,273
Total non-current liabilities	7,988,147	(2,649,874)	a, d	5,338,273

Total liabilities	8,847,188	$(376,643)	a, c, d	8,470,545

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ DEFICIT
Ordinary shares, $0.0001 par value; 479,000,000 shares authorized; 137,750,000* shares issued and outstanding as of September 30, 2023	13,775	—		13,775
Additional paid-in capital	587,499	—		587,499
Accumulated deficit	(3,255,885)	(4,727,705)	a, b, c	(7,983,590)
Accumulated other comprehensive income	71,820	(17,817)	a, b, c	54,003
Total shareholders’ deficit	(2,582,791)	(4,745,522)	a, b, c	(7,328,313)

Total liabilities and shareholders’ deficit	$6,264,397	$(5,122,165)	a, b, c	$1,142,232

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4.

Summary of Restatements - Consolidated Statements of Operations and Comprehensive loss:

	For the Year Ended September 30, 2023
	As previously reported	Adjustments	Reference	As restated

Operating expenses:
General and administrative expenses	$2,316,454	$(1,090,953)	a, b, c	$1,225,501
Total operating expenses	2,316,454	(1,090,953)	a, b, c	1,225,501

Loss from operations	(2,316,454)	1,090,953	a, b, c	(1,225,501)

Other income (expenses)
Interest expense, net	(24,207)	(592,191)	a	(616,398)
Total other expense, net	(24,207)	(592,191)	a	(616,398)

Loss before income taxes	(2,340,661)	498,762	a, b, c	(1,841,899)

Income tax expense	—	—		—

Net loss	$(2,340,661)	$498,762	a, b, c	$(1,841,899)

Foreign currency translation adjustment	68,394	55,604	a, b	123,998

Total comprehensive loss attributable to ordinary shareholders	$(2,272,267)	$554,366	a, b, c	$(1,717,901)

Weighted average number of ordinary shares outstanding - basic and diluted*	137,750,000	—		137,750,000

Loss per ordinary share - basic and diluted	$(0.02)	$0.01	a, b, c	$(0.01)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4.

Summary of Restatements - Consolidated Statements of Cash Flows:

	For the Year Ended September 30, 2023
	As previously reported	Adjustments	Reference	As restated

Cash flows from operating activities:
Net loss	$(2,340,661)	$498,762	a, b, c	$(1,841,899)
Adjustments to reconcile net loss to net cash used in operating activities.
Amortization expense	431,593	(431,593)	a	—
Depreciation expense	103	—		103
Changes in operating assets and liabilities
Prepaid expenses	(77,215)	—		(77,215)
Advance to a related company	10,289	—		10,289
Deposits	(127,664)	—		(127,664)
Other receivables	(34,183)	—		(34,183)
Interests payable	23,380	—		23,380
Other payables and accrued expenses	119,147	41,450	c	160,597
Payable to directors	1,704,724	592,191	a	2,296,915
Net cash provided by operating activities	(290,487)	700,810	a, b, c	410,323

Cash flows from investing activities:
Purchases of property and equipment	(1,598)	—		(1,598)
Net cash used in investing activities	(1,598)	—		(1,598)

Cash flows from financing activities:
Payments of deferred merger costs	—	(700,810)	b	(700,810)
Net cash used in financing activities	—	(700,810)	b	(700,810)

Effect of exchange rate changes	68,394	—		68,394

Net change in cash	(223,691)	—		(223,691)

Cash - beginning of the year	225,121	—		225,121

Cash - end of the year	$1,430	$—		$1,430

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: July 15, 2025	GRAPHJET TECHNOLOGY

	By:	/s/ Chris Lai
Chris Lai Ther Wei
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Lai	Chief Executive Officer, Chief Financial Officer, and Director	July 15, 2025
Chris Lai Ther Wei	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ang Chee Yong	Independent Director	July 15, 2025
Ang Chee Yong

/s/ Chen Siow Woon	Director	July 15, 2025
Chen Siow Woon

/s/ Pwa Yee Guo	Director	July 15, 2025
Pwa Yee Guo

/s/ Tan Song Jie	Director	July 15, 2025
Tan Song Jie