Form 10-Q
period 2024-12-31
GRAPHJET TECHNOLOGY
filed 2025-08-05
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024

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

+60 016 310 0895

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

As of August 5, 2025 there were 148,037,022 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

	December 31,	September 30,
	2024	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$596,667	$348,655
Inventories	136,297	73,922
Prepaid expenses	6,242	12,200
Deposits	27,528	29,888
Other receivables	103,079	113,108
Total Current Assets	869,813	577,773

NON-CURRENT ASSETS
Property and equipment, net	1,435,088	1,593,400
Intangible assets, net	499	262
Total Non-current Assets	1,435,587	1,593,662

Total Assets	$2,305,400	$2,171,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$5,862	$—
Loans from third parties	559,380	600,626
Other payables and accrued expenses	1,026,326	1,232,422
Loan from a director	288,916	254,449
Loan from a shareholder	146,246	103,877
Payable to directors	1,989,268	2,159,866
Compensation payable to a shareholder	679,611	737,894
Deferred underwriting commission payable	1,541,025	1,541,025
Provision for bonus	13,800,000	13,800,000
Total Current Liabilities	20,036,634	20,430,159

NON-CURRENT LIABILITIES
Total Non-current Liabilities	—	—

Total Liabilities	20,036,634	20,430,159

COMMITMENTS AND CONTINGENCIES (See Note 17)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred share, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Class A ordinary share, $0.0001 par value; 479,000,000 shares authorized; 147,391,887 and 146,738,806 shares issued and outstanding as of December 31, 2024 and September 30, 2024	14,739	14,674 *
Class B ordinary share, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of December 31, 2024 and September 30, 2024	—	—
Additional paid-in capital	8,802,598	7,812,836
Accumulated deficit	(26,488,052)	(25,798,897)
Accumulated other comprehensive loss	(60,519)	(287,337)
Total Shareholders’ Deficit	(17,731,234)	(18,258,724)

Total Liabilities and Shareholders’ Deficit	$2,305,400	$2,171,435

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended December 31,
	2024	2023
	(unaudited)	(unaudited)
Revenue	$—	$—
Cost of revenue	—	—
Gross profit	—	—

Operating expenses:
General and administrative expenses	652,058	225,410
Total operating expenses	652,058	225,410

Loss from operations	(652,058)	(225,410)

Other income (expenses)
Interest expense	(13,645)	(179,027)
Other expenses, net	(23,452)	(692)
Total other expenses, net	(37,097)	(179,719)

Net loss	$(689,155)	$(405,129)

Foreign currency translation adjustment	226,818	(164,851)

Total comprehensive loss attributable to ordinary shareholders	$(462,337)	$(569,980)

Weighted average number of ordinary shares outstanding*
Basic	147,169,409	137,750,000
Diluted	147,169,409	137,750,000

Loss per share ordinary share
Basic	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(DEFICIT)

	Preferred Share		Class A Ordinary Share		Class B Ordinary Share		Additional paid-in	Accumulated Deficit	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	Shares	Amount	capital	(Restated)	income (loss)	Total
BALANCE, September 30, 2023	—	$—	137,750,000	$13,775	—	$—	$587,499	$(7,983,590)	$54,003	$(7,328,313)
Net loss	—	—	—	—	—	—	—	(405,129)	—	(405,129)
Foreign currency translation	—	—	—	—	—	—	—	—	(164,851)	(164,851)
BALANCE, December 31, 2023 (unaudited)	—	$—	137,750,000	$13,775	—	$—	$587,499	(8,388,719)	$(110,848)	$(7,898,293)

BALANCE, September 30, 2024	—	$—	146,738,806	$14,674	—	$—	$7,812,836	$(25,798,897)	$(287,337)	$(18,258,724)
Issuance of ordinary shares for unrelated third-party investors	—	—	653,081	65	—	—	989,762	—	—	989,827
Net loss	—	—	—	—	—	—	—	(689,155)	—	(689,155)
Foreign currency translation	—	—	—	—	—	—	—	—	226,818	226,818
BALANCE, December 31, 2024 (unaudited)	—	$—	147,391,887	$14,739	—	$—	$8,802,598	$(26,488,052)	$(60,519)	$(17,731,234)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended December 31,
	2024	2023
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(689,155)	$(405,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	32	26
Depreciation	42,084	135
Change in operating assets and liabilities:
Prepaid expenses	5,085	(816,475)
Advance to a related company	—	2,234
Inventories	(69,454)	—
Deposits	—	(213)
Other receivables	1,115	19,872
Accounts Payable	5,968	—
Interests payable	14,371	5,851
Other payables and accrued expenses	(110,736)	(60,785)
Payable to directors	—	173,176
Net cash used in operating activities	(800,690)	(1,081,308)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(9,038)	(4,056)
Purchases of intangible assets	(295)	—
Net cash used in investing activities	(9,333)	(4,056)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	98,985	—
Proceeds from long-term debt - related party	—	1,223,430
Payments of deferred merger costs	—	(83,937)
Proceeds from issuance of ordinary shares	989,827	—
Net cash provided by financing activities	1,088,812	1,139,493

Effect of exchange rate changes	(30,777)	1,329

NET CHANGE IN CASH	248,012	55,458

Cash, beginning of the period	348,655	1,430

Cash, end of the period	$596,667	$56,888

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE THREE MONTHS ENDED DECEMBER 31, 2024 AND 2023

(In U.S. dollars, unless stated otherwise)

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

1.3 Acquisition of Subsidiary

In April 2024, the Company’s subsidiary, Graphjet acquired 100% equity interest in GTI US Corp, incorporated in Nevada for a consideration of $10,000. As of December 31, 2024, $5,000 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of December 31, 2024.

Note 2 - Going Concern and Liquidity

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company incurred a net loss of $689,155 during the three months ended December 31, 2024 and, as of that date, the Company had a negative working capital of $19,166,821. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or any future interim period. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2024.

Principles of consolidation

The unaudited condensed consolidated financial statements include the financial statements of the Company and its wholly owned subsidiaries, Graphjet and GTI US Corp. All intercompany balances and transactions, and any unrealized income and expenses arising from intercompany transactions, are eliminated in preparing the unaudited condensed consolidated financial statements.

Use of estimates and assumptions

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

Foreign currency

In general, for consolidation purposes, assets and liabilities of its subsidiaries whose functional currency is not US$ are translated into US$, in accordance with ASC Topic 830-30, “Translation of Financial Statement”, using the exchange rate on the balance sheet date. Revenues and expenses are translated at average rates prevailing during the period. Shareholders’ equity account is translated at historical exchange rate. Transaction gains and losses are recognized in the Company’s Unaudited Condensed Consolidated Statement of Operations and Comprehensive Loss based on the difference between the foreign exchange rates on the transaction date and on the reporting date. The gains and losses resulting from translation of financial statements of foreign subsidiary are recorded as a separate component of accumulated other comprehensive income (loss) within the statements of shareholders’ equity. Cash flows are also translated at average translation rates for the periods; therefore, amounts reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the consolidated balance sheets.

For Graphjet, Malaysian Ringgit (“RM”) has been determined to be the functional currency. Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of December 31,	As of September 30,
	2024	2024
Period-end RM: US$1 exchange rate	4.4755	4.1220

	For the three months ended December 31,
	2024	2023
Period-average RM: US$1 exchange rate	4.3956	4.6999

Cash

Cash primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

Inventories

Inventories are measured at the lower of cost and net realizable value.

The cost of inventories is calculated using the weighted average method, and includes the cost incurred in acquiring the inventories and incidental cost in bringing them to their existing location and condition. For work-in-progress, cost of production comprised the costs of raw material, packaging material, manufacturing overhead and direct labor, which are allocated to products based on normal operating capacity. As of December 31, 2024 and September 30, 2024, the Company had $136,297 and $73,922 work-in-progress, respectively.

Prepaid expenses

Prepaid expenses represent amounts advanced to suppliers for goods or services that will be received in the future. Certain suppliers require advance payments when the orders are placed, and the prepaid expenses will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Other receivables

Other receivables primarily include receivables from employee advances and others. Management regularly reviews the aging of the accounts and changes in payment trends and records provision for credit losses when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of December 31, 2024 and September 30, 2024, the Company provided no provision for credit losses, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of December 31, 2024 and September 30, 2024, no impairment of long-lived assets was recognized.

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

Upon completion of the Business Combination, all of Graphjet’s outstanding public and private warrants (See Note 14) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits for the three months ended December 31, 2024 and 2023, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. In Malaysia and Nevada US, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. Due to operating losses, the Company’s tax provision was $nil for the three months ended December 31, 2024 and 2023.

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

Loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three months ended December 31, 2024 and 2023, the calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. There are no other potential dilutive securities outstanding for the three months ended December 31, 2024 and 2023, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) disclosure of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended September 30, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements. Refer to Note 17 segment information.

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

In November 2024, the FASB issued Accounting Standards Update No. 2024-03, “Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses” (“ASU 2024-03”), which requires additional disclosures about specific types of expenses included in the expense captions presented on the face of the financial statements. The guidance is effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted. The guidance may be applied either: (1) prospectively to financial statements issued for reporting periods after the effective date, or (2) retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the potential impact of adopting this new guidance on its unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 4 – Deposits

Deposit allocation	Nature	As of December 31, 2024 (unaudited)	As of September 30, 2024

Public Relations Consulting Services	Refundable	26,813	29,112
Photocopiers rent for offices use	Refundable	715	776
Total other receivables and other current assets, net		$27,528	$29,888

Note 5 – Property and Equipment

Property and equipment included in continuing operations consist of the following:

	As of December 31, 2024 (unaudited)	As of September 30, 2024
Office equipment	$15,214	$13,298
Renovation	143,904	153,886
Plant and Machinery	1,345,472	1,456,801
Subtotal	1,504,590	1,623,985
Less: accumulated depreciation	(69,502)	(30,585)
Total property and equipment, net	$1,435,088	$1,593,400

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%
Plant and machinery	10%

Depreciation expense for the three months ended December 31, 2024 and 2023 amounted to $42,084 and $135, respectively, which have been recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

The Company has entered into four contracts with Beijing Xi Yu International Trade Co. Ltd from China in the year 2024, for the purchase of artificial graphite machineries for a total cost of approximately $1.3 million. Full payments made upon order confirmation and shipment from the main port in Tianjin to Port Klang in Malaysia. The guarantee period is within 15 months after arrival date and during this period the Seller shall be responsible for the damage due to the defects in designing and manufacturing of the machineries.

Note 6 – Loans from Third Parties

The Company obtained loans of $491,565 (RM 2,200,000) from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance with arm’s length transaction principle. For the three months ended December 31, 2024 and 2023, there were interest expenses of $6,307 and $5,851, respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	December 31, 2024 (unaudited)	September 30, 2024
Total interest payable	$67,815	$66,905
Total debt and interest payable	$559,380	$600,626

Lender	Principle	Interest rate	Lending date	Due date
Goh Meng Keong	$446,877	5% p.a	March 22, 2022	September 30, 2025
Goh Seng Wei	$44,688	5% p.a	May 26, 2022	Due on demand

Note 7 – Other Payables and Accrued Liabilities

	December 31, 2024 (unaudited)	September 30, 2024
Payroll payable	$318,837	$282,461
Rental payable	76,863	70,354
Professional Fees	361,220	574,713
Accrued expenses	269,406	304,894
Total other payables and accrued liabilities	$1,026,326	$1,232,422

Note 8 – Deferred Underwriting Commission Payable

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

Note 9 – Provision for Bonus

On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan.

Note 10 – Related Party Loans

Short Term Loan

Loan from a director

On August 4, 2024, August 15, 2024 and October 25, 2024, the Company entered three loan agreements with Mr. Aw Jeen Rong for working capital purpose. Aw Jeen Rong owned 5.8% and 6.0% of the Company’s ordinary shares as of December 31, 2024 and September 30, 2024, respectively. The loans are unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of December 31, 2024, total loans drawdown was $281,533. For the three months ended December 31, 2024, there was interest expense of $5,506. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Aw Jeen Rong	$98,313	8% p.a	August 4, 2024	February 4, 2025 (extended to April 30, 2026)
Aw Jeen Rong	$134,063	8% p.a	August 15, 2024	February 15, 2025 (extended to April 30, 2026)
Aw Jeen Rong	$49,157	8% p.a	October 25, 2024	April 30, 2026

	December 31, 2024 (unaudited)	September 30, 2024
Total interest payable	$7,383	$2,145
Total debt and interest payable	288,916	254,449

Loan from a shareholder

On September 4, 2024 and November 5, 2024, the Company entered two loan agreements with Mr. Liu Yu for working capital purpose. Liu Yu owned 24.7% and 24.3% of the Company’s ordinary shares as of December 31, 2024 and September 30, 2024, respectively. The loan is unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of December 31, 2024, total loan drawdown was $143,359. For the three months ended December 31, 2024, there was interest expense of $2,557. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Liu Yu	$95,297	8% p.a	September 4, 2024	March 5, 2025 (extended to April 30, 2026)
Liu Yu	$48,062	8% p.a	November 5, 2024	April 30, 2026

	December 31, 2024 (unaudited)	September 30, 2024
Total interest payable	$2,887	$408
Total debt and interest payable	146,246	103,877

Payable to directors

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the shareholders of the Company and directors of Graphjet.

	December 31, 2024 (unaudited)	September 30, 2024
Lim Hooi Beng	$1,982,565	$2,152,588
Aw Jeen Rong	6,703	7,278
Payables to directors	$1,989,268	$2,159,866

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.1% and 5.8% of the ordinary shares of the Company as of December 31, 2024. Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of September 30, 2024. The shareholders will continue to support the Company; hence the payables are interest free and demands for repayment are not expected within the next 12 months.

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

As of December 31, 2024 and September 30, 2024, the outstanding balance on the payable is $1,989,268 and $2,159,866, respectively.

Compensation payable to a shareholder

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for approximately $6.3 million payable within the 19th to 36th month period from July 29, 2022. Liu Yu owned 24.7% and 24.3% of the Company’s ordinary shares as of December 31, 2024 and September 30, 2024, respectively. The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

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

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the three months ended December 31, 2024 and 2023, the Company recorded $nil and $173,176 interest expense for the amortization, respectively. As of December 31, 2024 and September 30, 2024, the outstanding balance on the payable is $679,611 and $737,894, respectively.

Note 11 – Income Taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

USA

GTI US Corp is incorporated in the United States and is subject to a federal tax rate of 21%. GTI US Corp is still dormant as of December 31, 2024.

Malaysia

The Company’s subsidiary Graphjet was incorporated in Malaysia and is subject to Malaysian Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Malaysian tax laws. The applicable tax rate is 24% in Malaysia.

To date, Graphjet Technology has not had any sales of its products, the Company’s tax provision was zero for the three months ended December 31, 2024 and 2023. As of December 31, 2024 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three months ended December 31, 2024 and 2023 was 0%.

The components of the Company’s income tax provision were as follows for the period indicated:

	For the three months ended December 31, 2024 (unaudited)	For the three months ended December 31, 2023 (unaudited)

Current	$—	$—
Deferred	—	—
Total income tax expense	$—	$—

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	December 31, 2024 (unaudited)	September 30, 2024

Deferred Tax Assets:
Net operating loss carry-forwards	$4,648,311	$4,406,475
Capital allowances	149,092	105,298
Less: valuation allowance	(4,797,403)	(4,511,773)
Deferred tax assets, net	—	—
Deferred tax liabilities:
Capitalized R&D expenses	—	—
Deferred tax (liabilities) assets, net	$—	$—

Movement of valuation allowance:

	December 31, 2024 (unaudited)	September 30, 2024

Balance at beginning of the year	$4,511,773	$281,826
Addition	285,630	4,229,947
Balance at end of the year	$4,797,403	$4,511,773

As of December 31, 2024 and September 30, 2024, the Company had net operating losses carry forward of approximately $19.4 million and approximately $18.3 million, respectively, from the Company’s Malaysian subsidiary, which can be carried forward to offset taxable income. The net operating losses from the Malaysia subsidiary can be carried forward 10 years.

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

Due to the limited operating history of the Malaysian subsidiary, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4.8 million and $4.5 million related to Malaysian subsidiary as of December 31, 2024 and September 30, 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of December 31, 2024 and September 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the three months ended December 31, 2024 and 2023.

Note 12 – Shareholders’ Equity

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

On March 14, 2024, the Company completed its reverse recapitalization with Energem. The shares and corresponding capital amounts and all per share data related to Graphjet’s outstanding ordinary shares prior to the reverse recapitalization in the accompanying consolidated financial statements have been retrospectively adjusted using the Exchange Ratio of 55.1. All of the Graphjet Technology ordinary shares issued and outstanding at the consummation of the business combination have been fully paid.

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.4 million (MYR 6 million) gross proceeds from new external shareholders. In connection with this fundraising, the Company issued a total of 653,081 Class A ordinary shares to unrelated third-party investors.

As of December 31, 2024 and September 30, 2024, we had issued and outstanding Class A Ordinary Shares 147,391,887 and 146,738,806 shares, each with par value of $0.0001. The holder of each share of ordinary shares is entitled to one vote.

Note 13 – Equity Incentive Plan

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

Note 14 – Warrants

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
September 30, 2024	12,028,075	12,028,075	$11.5	4.00
Granted	—	—	$—	—
Forfeited	—	—	$—	—
Exercised	—	—	$—	—
December 31, 2024	12,028,075	12,028,075	$11.50	3.75

The Company accounted for the 12,028,075 warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 15 – Concentrations of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, deposits and other receivables.

(a) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In Malaysia, the insurance coverage for cash deposits of each depositor at each bank is RM 250,000 (approximately $56,000). As of December 31, 2024, cash balance of RM 2,648,172 ($591,704) was deposited with financial institutions located in Malaysia, of which RM 2,118,306 ($473,312) was subject to credit risk. Cash deposits at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of December 31, 2024, the Company did not exceed the FDIC insured limits. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(b) Vendor concentration risk

For the three months ended December 31, 2024, three suppliers accounted for approximately 47.1%, 46.4% and 6.5% of the total raw material purchases. For the three months ended December 31, 2023, the Company did not make any raw material purchases.

Note 16 – Segment Reporting

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

The following table presents major accounts of statements of operations by segments for the three months ended December 31, 2024 and 2023.

	For the Three Months Ended December 31,
	2024	2023
Advertising and marketing expenses	$79,200	$29,795
Salaries and benefits expenses	256,694	27,095
Legal and consulting expenses	140,743	14,860
Other operating expenses	175,421	153,660
Total operating expenses	652,058	225,410
Segment operating loss	(652,058)	(225,410)
Interest expense, net	(13,645)	(179,027)
Other expenses, net	(23,452)	(692)
Income tax expense	—	—
Segment net loss	$(689,155)	$(405,129)

Note 17 – Commitments and Contingencies

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

Operating lease expenses was recorded under general and administrative expenses for the three months ended December 31, 2024 and 2023 amounted to $39,328 and $43,832, respectively.

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of December 31, 2024. There were no commitment and contingency other than those stated below:

Commitments and Contingencies	Terms	Amount
Rental of premise	Rental payments due from January 2025 to March 2025	$23,120
Rental of factory	Rental payments due from January 2025 to July 2025	28,153
		$51,273

Note 18 – Subsequent Events

The Company has evaluated all events that occurred after December 31, 2024 through the date the consolidated financial statements were available for issuance and identified the following subsequent events occurred that would require recognition or disclosure in the Company’s consolidated financial statements.

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

On May 22, 2025, the Company issued an additional 322,567 Class A Ordinary Shares to Joseph Rallo and 322,568 Class A Ordinary Shares to D. Boral Capital LLC. The issuance is part an adjustment between the agreed share price of USD 10.00 per share and the lowest VWAP for a 5-day period up to the registration of the 202,500 Class A Ordinary Shares issued earlier to satisfy $2,025,000 due pursuant to the Satisfaction and Discharge of Indebtedness between the Company, Graphjet Technology Sdn Bhd and EF Hutton LLC.

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

On June 11, 2025, the Company submitted an appeal to Nasdaq requesting a hearing before the Panel pursuant to the procedures set forth in the Nasdaq Listing Rule 5800 Series. The Company intended to present to the Panel its plan to regain and thereafter maintain compliance with the Listing Rule. The hearing request stayed the suspension of the Company’s securities and the filing of the Form 25-NSE for a period of 15 days from the date of the request. In connection with the hearing request, the Company also requested a stay of the suspension pending the hearing. The Company submitted the payment of a hearing fee in the amount of $20,000.00 payable to Nasdaq.

On June 12, 2025, the Company received a letter that the Staff’s determination has been stayed, pending a final written decision by the Panel. The hearing would be held on July 17, 2025. Thus, the Company’s Class A Ordinary Shares continued to trade at least until the Company receives the written response to hearing.

On June 18, 2025, the Company received a written notice from Nasdaq indicating that the Company no longer complied with Nasdaq Listing Rule 5450(a)(1) (“Rule 5450(a)(1)”) requiring that listed securities maintain a minimum bid price of $0.10 per share based upon the Company’s closing bid price for the last 10 consecutive trading days prior to the notice. The notice also stated that the noncompliance with Rule 5450(a)(1) serves as an additional basis for delisting the Company’s securities from Nasdaq, and that the matter will be considered at the hearing to be held on July 17, 2025. This notice served only as a notification of deficiency, not of imminent delisting, and has no current effect on the listing or trading of the Company’s securities. The suspension of the Company’s securities due to its noncompliance with Rule 5450(a)(1) was stayed pending the July 17, 2025 hearing.

On June 26, 2025, the Company purchased new equipment at a total value of approximately $299,000 to use for production. The new equipment has better specifications, including the production of approximately 7 times more than the existing equipment, which will improve the quantity, as well as the quality, of the graphite produced by the Company.

On July 17, 2025, Chris Lai, the Company’s CEO/CFO attended the hearing with the Nadsaq Hearing Panel (the “Hearing Panel”) and, together with the Company’s attorney, presented the Company’s case to the Hearing Panel. During the hearing, Chris Lai made a commitment to the Hearing Panel that the Company’s Forms 10Q for the three months ended December 31, 2024, March 31, 2025, and June 30, 2025 would be filed by the middle of September 2025.

On July 25, 2025, the Company received a decision letter from the Nasdaq Hearings Panel granting the Company’s request to continue its listing on The Nasdaq Stock. The decision is conditioned on the Company (i) demonstrating compliance with Nasdaq Listing Rule 5450(a)(1) (the “Bid Price Rule”) on or before August 29, 2025, (ii) demonstrating compliance with Nasdaq Listing Rule 5450(c)(1) (the “Periodic Filing Rule”) on or before September 15, 2025, and (iii) providing the Panel with an update regarding the Company’s fundraising plans on or before September 30, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

References in this report (the “Quarterly Report”) to “we,” “us” or the “Company” refer to Graphjet Technology. References to our “management” or our “management team” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP, and the related notes thereto contained elsewhere in this Quarterly Report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Exchange Act of 1934, as amended (the “Exchange Act”) that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Quarterly Report, words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to the Company’s management. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (the “SEC”) on July 15, 2025. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Leveraging this innovation approach, Graphjet Technology aims to produce superior products at a significantly reduced cost compared to conventional graphite and graphene production methods that rely on non-renewable sources. This competitive advantage ensures the company’s products not only meet but exceed industry standards for quality and sustainability.

As for now, Graphjet Technology has not commenced commercial sales, but plans to strategically sample its products to leading multinational companies to gain market acceptance and facilitate procurement. The Company’s ultimate goal is to displace high-cost suppliers with its competitively priced, eco-friendly alternatives. To date, the Company has funded its operations primarily with proceeds through equity investments provided by its current shareholders.

In July 2023, the Company secured a production facility in Kampung Baru Subang, Selangor State, Central Malaysia,. Machinery commissioning was completed and production was started. The Company has generated revenue since June 2025.

Key Factors Affecting Operating Results

The Company believes the key factors affecting the financial condition and results of operations include the following:

Intellectual Properties

Graphjet Technology acquired a palm-based synthetic graphite and the preparation method thereof with the application no. PI2021002802, a palm-based synthetic graphite and the preparation method thereof with the application no. CN111892048A and a preparation system of palm-based synthetic graphite with the application no. CN111675214A and all the intellectual property rights attached thereto. The Company also purchased the process for producing palm-based graphene. The Company currently owns all of the intellectual property rights to its technology and manufacturing process and the Company’s technology is not subject to any ownership, intellectual property, or other rights of any parties other than Graphjet Technology.

The Company’s innovative technology offers a strong alternative option in the artificial graphite market. Traditionally, artificial graphite is preferred by the technology industry due to its superior quality over mineral graphite. Conventional artificial graphite usually sourced from coal or petroleum coke, which is a byproduct in its respective industry. Therefore, conventional artificial graphite may be limited by shortages or supply chain issues related to coal and petroleum coke. At this time, there are no similar supply chain issues that would affect Graphjet Technology’s access to palm kernel shells used to produce its version of artificial graphite.

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

Customer and Border Control Issues between Malaysia and China

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

US-China Trade War and China Banning Export of Graphite and Graphene and its related machineries

The ongoing trade tensions between the US and China continue to reshape global economic landscapes, with critical implications for strategic materials. Graphite, being a critical raw material, sourcing for its machineries amidst trade war is not immune to these effects. In response, we are proactively diversifying our sourcing strategy to mitigate risks associated with this trade war. China’s restriction on graphite exports, coupled with the EU’s regulations limiting the use of graphite and graphene due to environmental concerns, underscore the need for strategic adaptation. While the potential of these materials remains significant, we are committed to balancing their advantages with sustainable and responsible practices.

Conflicts and Geopolitical Positions

The complex geopolitical landscape, particularly the ongoing conflicts, further escalation of the war, as well as further escalation of tensions between various countries could result in a global economic slowdown and long-term changes to global trade, which continues affects global supply chains and trade dynamics. As a result, the Company’s ability to procure raw materials at the desired price may be affected. Furthermore, the Company’s ability to raise equity and debt financing may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and its cash flows are not yet determinable. We remain acutely aware of these developments and prepared to pivot out strategic to mitigate their impact on our operation.

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

Semiconductor Industry Challenge

The slowdown in the semiconductor industry, highlighted by Intel’s financial struggles, has a domino effect on industries reliant on high-tech components. Graphjet, which supplies critical materials for chip production, may face reduced demand and disrupted partnership. The heavy reliance of Nvidia and AMD on TSMC, alongside China’s influence over Taiwan, creates additional risks. Graphjet Technology may find it harder to secure contracts and partnerships within the semiconductor sector, leading to decreased revenue streams and limited market reach.

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

Components of Results of Operations

Results of Operations

The following information includes, in Graphjet Technology’s opinion, all adjustments necessary to state fairly its consolidated results of operations for the three months ended December 31, 2024 and 2023. This data should be read in conjunction with Graphjet Technology’s unaudited condensed consolidated financial statements and notes thereto.

Comparison for the three months ended December 31, 2024 and 2023

	For the Three Months Ended December 31,		Changes
	2024	2023	Amount	%
	USD	USD	USD
Operating expenses
General and administrative expenses	(652,058)	(225,410)	(426,648)	189.3%
Loss from operations	(652,058)	(225,410)	(426,648)	189.3%
Other expenses, net	(37,097)	(179,719)	142,622	(79.4)%
Net loss	(689,155)	(405,129)	(284,026)	70.1%

Operating Expenses

Operating expenses included only general and administrative expenses in the three months ended December 31, 2024 and 2023 as we had no sales or selling expenses.

General and administrative expenses consist of a range of critical business activities, including staff cost, marketing initiatives, audit fees, consulting and legal fees. Additionally, these expenses cover the depreciation of property and equipment. This diverse allocation reflects our commitment to maintaining robust operations, supporting strategic business functions, and ensuring compliance and transparency across all facets of our organization.

General and administrative expenses increased by approximately $0.4 million, or 189.3%, from approximately $0.2 million for the three months ended December 31, 2023, to approximately $0.6 million for the year ended December 31, 2024. The increase was primarily driven by an increase in staff costs of approximately $0.2 million due to headcount increased, an increase in professional fees of approximately $0.1 million related to business development as a public entity, and an increase in advertising and marketing expenses of approximately $49,000. Subsequently, in 2025, as part of the effort to rationalize our business operations, we had undertaken an internal restructuring exercise which includes the right-sizing of employees which led to a reduction in our operation costs.

Other Expenses, net

Other expenses mainly include loan interest and the amortization of imputed interest of compensation payable to a shareholder of approximately $37,000 and approximately $0.2 million for the three months ended December 31, 2024 and 2023, respectively.

Net Loss

Net loss increased by approximately $0.3 million, or 70.1%, from approximately $0.4 million for the three months ended December 31, 2023, to approximately $0.7 million for the three months ended December 31, 2024. Such change was mainly due to the reasons discussed above.

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

Through December 31, 2024, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $26.5 million. We are a pre-revenue organization possess patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the proceeds from fundraising from new external shareholders and the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for next 12 months from the date these consolidated financial statements were available to be issued, there is significant uncertainty around our ability to meet the going concern assumption beyond that period without raising additional capital.

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

The following tables set forth a summary of our key components of cash flows for the three months ended December 31, 2024 and 2023.

	For the Three Months Ended December 31,
	2024	2023
	USD	USD

Net cash used in operating activities	$(800,690)	$(1,081,308)
Net cash used in investing activities	(9,333)	(4,056)
Net cash provided by financing activities	1,088,812	1,139,493
Effect of exchange rate changes	(30,777)	1,329
Net change in cash	248,012	55,458
Cash, beginning of period	348,655	1,430
Cash, end of period	$596,667	$56,888

Operating activities

Net cash used in operating activities for the three months ended December 31, 2024 was approximately $0.8 million and was primarily attributable to a net loss of approximately $0.7 million with non-cash expenses of approximately $42,000. Cash outflow was also attributable to the increase in inventories of approximately $69,000, and the decrease in other payables and accrued expenses of approximately $0.1 million.

Net cash used in operating activities for the three months ended December 31, 2023 was approximately $1.1 million and was primarily attributable to net loss of approximately $0.4 million with non-cash expenses of approximately $0.2 million. Cash outflow was also attributable to the increase in prepaid expenses of approximately $0.8 million which was mainly due to the prepayments for purchase of machinery, and the decrease in other payables and accrued expenses of approximately $61,000.

Investing activities

Net cash used in investing activities for the three months ended December 31, 2024 was approximately $9,000, which was due to purchases of fixed assets and intangible assets.

Net cash used in investing activities for the three months ended December 31, 2023 was approximately $4,000, which was due to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the three months ended December 31, 2024 was approximately $1.1 million which consisted of proceeds from issuance of ordinary shares of approximately $1.0 million, and proceeds from short-term loans related-party of approximately $0.1 million.

Net cash provided by financing activities for the three months ended December 31, 2023 was approximately $1.1 million, which consisted of proceeds from long-term loans related-party of approximately $1.2 million. The cash provided by financing activities was partially offset by the payments of deferred merger costs of approximately $0.1 million.

Off-Balance Sheet Arrangements

As of December 31, 2024, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

Critical Accounting Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements and accompanying notes requires us to make estimates and judgements that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates and judgements, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believed to be reasonable under the circumstances, the results of which form the basis for making judgements about the carrying values of assets and liabilities that are not readily apparent from other sources. We have identified certain accounting estimates that are critical to the preparation of financial statements. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe that the critical accounting estimates, assumptions, and judgments that have the most significant impact on our consolidated financial statements are described below.

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

Item 4. Controls and Procedures

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

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements

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

This Quarterly Report on Form 10-Q does not include an attestation report of our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

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

Item 1A. Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K filed with the SEC on July 15, 2025 (the “Annual Report”). Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 20,000,000 warrants to purchase up to 200,000,000 of the Company’s Class A ordinary shares, at an exercise price of $0.055 to Aiden Lee Ping Wei.

(b)	As of September 30, 2024, we did not have any securities authorized for issuance under equity compensation plans. On February 28, 2024, in connection with the Transactions, our shareholders approved the Graphjet Technology 2023 Omnibus Equity Incentive Plan (the “2023 Equity Incentive Plan”). We have reserved a total of 14,903,075 Class A ordinary shares for issuance pursuant to the 2023 Equity Incentive Plan.

(c)	None.

Item 3. Defaults Upon Senior Securities

[None.]

Item 4. Mine Safety Disclosures

[Not Applicable.]

Item 5. Other Information

(a)	None.

(b)	None.

(c)	None.

Item 6. Exhibits

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
2.1†	Share Purchase Agreement dated as of August 1, 2022 by and among Energem Corp., Graphjet Technology Sdn. Bhd., the Selling Shareholders, the Purchaser Representative, the Shareholder Representative (incorporated by reference to Annex A to the Registration Statement on Form S-4, filed by Energem Corp. on January 23, 2023).
3.1	Amended and Restated Memorandum of Association and Articles of Association of Graphjet Technology. (incorporated by reference to Exhibit 3.1 of Annual Report on Form 10-K filed July 15, 2025).
4.1	Warrant Agreement dated May 16, 2025, by and between Graphjet Technology and Aiden Lee Ping Wei (incorporated by reference to Exhibit 4.1 of Annual Report on Form 10-K filed July 15, 2025.)
31.1*	Rule 13a-14(a) Certification by Principal Executive Officer and Principal Financial and Accounting Officer
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial and Accounting Officer
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data File (formatted in iXBRL, and included in exhibit 101)

*	Filed with this Report.
**	Furnished with this Report.
+	Indicates a management or compensatory plan.
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Graphjet Technology

Date: August 5, 2025		/s/ Chris Lai
	Name:	Chris Lai Ther Wei
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)