Form 10-K/A
period 2024-09-30
GRAPHJET TECHNOLOGY
filed 2025-08-06
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

explanatory note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) is being filed solely to amend the Annual Report on Form 10-K of Graphjet Technology (the “Company”) for the fiscal year ended September 30, 2024, originally filed with the U.S. Securities and Exchange Commission on July 15, 2025 (the “Original Filing”), to file, as Exhibit 97.1, the Company’s Clawback Policy.

No other changes have been made to the Original Filing. This Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update any of the other disclosures contained therein in any way.

part IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description
97.1*	Clawback Policy
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 5, 2025	GRAPHJET TECHNOLOGY

	By:	/s/ Chris Lai
Chris Lai Ther Wei
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Lai	Chief Executive Officer, Chief Financial Officer, and Director	August 5, 2025
Chris Lai Ther Wei	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ang Chee Yong	Independent Director	August 5, 2025
Ang Chee Yong

/s/ Chen Siow Woon	Director	August 5, 2025
Chen Siow Woon

/s/ Pwa Yee Guo	Director	August 5, 2025
Pwa Yee Guo

/s/ Tan Song Jie	Director	August 5, 2025
Tan Song Jie