Form 10-Q
period 2025-03-31
GRAPHJET TECHNOLOGY
filed 2025-08-15
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of July 29, 2025 there were 148,037,022 shares of the Company’s Class A ordinary shares, par value $0.0001 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$227,828	$348,655
Inventories	137,670	73,922
Prepaid expenses	9,057	12,200
Deposits	27,798	29,888
Other receivables	105,380	113,108
Total Current Assets	507,733	577,773

NON-CURRENT ASSETS
Property and equipment, net	1,426,900	1,593,400
Intangible assets, net	2,948	262
Operating right-of-use assets	39,658	—
Total Non-current Assets	1,469,506	1,593,662

Total Assets	$1,977,239	$2,171,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$5,955	$—
Loans from third parties	570,991	600,626
Other payables and accrued expenses	1,211,078	1,232,422
Loans from shareholders	447,896	358,326
Payables to shareholders	2,008,793	2,159,866
Compensation payable to a shareholder	686,282	737,894
Deferred underwriting commission payable	1,541,025	1,541,025
Provision for bonus	13,800,000	13,800,000
Operating lease liabilities, current	39,658	—
Total Current Liabilities	20,311,678	20,430,159

NON-CURRENT LIABILITIES
Total Non-current Liabilities	—	—

Total Liabilities	20,311,678	20,430,159

COMMITMENTS AND CONTINGENCIES (See Note 18)

SHAREHOLDERS’ EQUITY (DEFICIT)
Preferred share, $0.0001 par value; 1,000,000 shares authorized, no shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Class A ordinary share, $0.0001 par value; 479,000,000 shares authorized; 147,391,887 and 146,738,806 shares issued and outstanding as of March 31, 2025 and September 30, 2024	14,739	14,674 *
Class B ordinary share, $0.0001 par value; 20,000,000 shares authorized; no shares issued and outstanding as of March 31, 2025 and September 30, 2024	—	—
Additional paid-in capital	8,802,598	7,812,836
Accumulated deficit	(27,065,075)	(25,798,897)
Accumulated other comprehensive loss	(86,701)	(287,337)
Total Shareholders’ Deficit	(18,334,439)	(18,258,724)

Total Liabilities and Shareholders’ Deficit	$1,977,239	$2,171,435

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated		As Restated
Revenues	$—	$—	$—	$—
Cost of revenue	—	—	—	—
Gross profit	—	—	—	—

Operating expenses:
General and administrative expenses	552,947	14,090,612	1,205,005	14,316,022
Total operating expenses	552,947	14,090,612	1,205,005	14,316,022

Loss from operations	(552,947)	(14,090,612)	(1,205,005)	(14,316,022)

Other income (expenses)
Interest expense	(13,183)	(178,175)	(26,828)	(357,202)
Other expenses, net	(10,893)	(360)	(34,345)	(1,052)
Total other expenses, net	(24,076)	(178,535)	(61,173)	(358,254)

Loss before income tax	(577,023)	(14,269,147)	(1,266,178)	(14,674,276)

Income tax expense	—	—	—	—

Net loss	$(577,023)	$(14,269,147)	$(1,266,178)	$(14,674,276)

Foreign currency translation adjustment	(26,182)	(9,118)	200,636	(173,969)

Total comprehensive loss attributable to ordinary shareholders	$(603,205)	$(14,278,265)	$(1,065,542)	$(14,848,245)

Weighted average number of ordinary shares outstanding*
Basic	147,391,887	139,447,886	147,280,033	138,589,614
Diluted	147,391,887	139,447,886	147,280,033	138,589,614

Loss per share ordinary share
Basic	$(0.01)	$(0.10)	$(0.01)	$(0.11)
Diluted	$(0.01)	$(0.10)	$(0.01)	$(0.11)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(DEFICIT)

	Preferred Share		Class A Ordinary Share (Restated)		Class B Ordinary Share		Additional paid-in capital	Accumulated Deficit	Accumulated other comprehensive
	Shares	Amount	Shares*	Amount	Shares	Amount	(Restated)	(Restated)	income (loss)	Total
BALANCE, September 30, 2023	—	$—	137,750,000	$13,775	—	$—	$587,499	$(7,983,590)	$54,003	$(7,328,313)
Net loss	—	—	—	—	—	—	—	(405,129)	—	(405,129)
Foreign currency translation	—	—	—	—	—	—	—	—	(164,851)	(164,851)
BALANCE, December 31, 2023 (unaudited)	—	$—	137,750,000	$13,775	—	$—	$587,499	$(8,388,719)	$(110,848)	$(7,898,293)
Issuance of ordinary shares upon completion of reverse recapitalization	—	—	6,688,806	669	—	—	(1,933,408)	—	—	(1,932,739)
Issuance of ordinary shares for PIPE investment	—	—	250,000	25	—	—	2,499,975	—	—	2,500,000
Loan payment converted to shares	—	—	2,050,000	205	—	—	8,199,795	—	—	8,200,000
Net loss	—	—	—		—	—	—	(14,269,147)	—	(14,269,147)
Foreign currency translation	—	—	—		—	—	—	—	(9,118)	(9,118)
BALANCE, March 31, 2024 (unaudited)	—	$—	146,738,806	$14,674	—	$—	$9,353,861	$(22,657,866)	$(119,966)	$(13,409,297)

BALANCE, September 30, 2024	—	$—	146,738,806	$14,674	—	$—	$7,812,836	$(25,798,897)	$(287,337)	$(18,258,724)
Sales of ordinary shares	—	—	653,081	65	—	—	989,762	—	—	989,827
Net loss	—	—	—	—	—	—	—	(689,155)	—	(689,155)
Foreign currency translation	—	—	—	—	—	—	—	—	226,818	226,818
BALANCE, December 31, 2024 (unaudited)	—	$—	147,391,887	$14,739	—	$—	$8,802,598	$(26,488,052)	$(60,519)	$(17,731,234)
Net loss	—	—	—	—	—	—	—	(577,023)	—	(577,023)
Foreign currency translation	—	—	—	—	—	—	—	—	(26,182)	(26,182)
BALANCE, March 31, 2025 (unaudited)	—	$—	147,391,887	$14,739	—	$—	$8,802,598	$(27,065,075)	$(86,701)	$(18,334,439)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended March 31,
	2025	2024
	(unaudited)	(unaudited)
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,266,178)	$(14,674,276)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	74	51
Depreciation	84,400	1,611
Amortization of operating lease right-of-use assets	22,856	—
Change in operating assets and liabilities:
Prepaid expenses	2,296	51,875
Advance to a related company	—	4,458
Inventories	(69,083)	—
Deposits	—	(25,686)
Other receivables	(184)	(87,832)
Accounts Payable	5,969	—
Interests payable	28,905	11,644
Other payables and accrued expenses	65,007	(252,623)
Provision for bonus	—	13,800,000
Operating lease liabilities	(22,856)	—
Net cash used in operating activities	(1,148,794)	(1,170,778)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,221)	(1,266,837)
Purchases of intangible assets	(2,785)	—
Net cash used in investing activities	(32,006)	(1,266,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	98,406	—
Proceeds from long-term debt - related party	—	2,209,863
Repayments to long-term debt - related party	—	(106,141)
Payments of deferred merger costs	—	(919,446)
Proceeds from the completion of reverse recapitalization	—	1,231
Proceeds from PIPE investment	—	2,500,000
Proceeds from issuance of ordinary shares	989,827	—
Net cash provided by financing activities	1,088,233	3,685,507

Effect of exchange rate changes	(28,260)	(102,981)

NET CHANGE IN CASH	(120,827)	1,144,911

Cash, beginning of the period	348,655	1,430

Cash, end of the period	$227,828	$1,146,341

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—
NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of ordinary share upon the reverse recapitalization	$—	$1,932,739
Reclassification of deferred merger costs to additional paid-in capital	$—	$704,334
Issuance of shares for the settlement of amount due to shareholders	$—	$8,200,000
Operating lease assets obtained in exchange for operating lease liabilities	$62,608	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED MARCH 31, 2025 AND 2024

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

To date of this filing, Graphjet has not had any sales of its graphite and graphene products but plans to sample the products to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high-cost suppliers. Until now, the Company has funded its operations primarily with proceeds through equity investments from its current shareholders. Starting from June 2025, Graphjet has generated some revenues from selling its side products to fund its operations as well.

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

1.3 Acquisition of Subsidiary

In April 2024, the Company’s subsidiary, Graphjet acquired 100% equity interest in GTI US Corp, incorporated in Nevada for a consideration of $10,000. As of March 31, 2025, $5,000 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of March 31, 2025.

Note 2 - Going Concern and Liquidity

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company incurred a net loss of $1,266,178 during the six months ended March 31, 2025 and, as of that date, the Company had a negative working capital of $19,803,945. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

As such, the Company’s management has determined that the factors discussed above have raised substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty.

Note 3 - Summary of Significant Accounting Policies

Basis of presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) pursuant to the rules and regulations of the Securities Exchange Commission (“SEC”). Certain information or footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the SEC for interim financial reporting. Accordingly, they do not include all the information and footnotes necessary for a complete presentation of financial position, results of operations, or cash flows. In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of a normal recurring nature, which are necessary for a fair statement of the financial position, operating results and cash flows for the periods presented. The results of operations for the interim periods presented are not necessarily indicative of the results to be expected for the full year or any future interim period. The interim unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and related notes included in the Company’s Annual Report on Form 10-K for the years ended September 30, 2024 and 2023.

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

For Graphjet, Malaysian Ringgit (“RM”) has been determined to be the functional currency. Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of March 31,	As of September 30,
	2025	2024
Period-end RM: US$1 exchange rate	4.4320	4.1220

	For the six months ended March 31,
	2025	2024
Period-average RM: US$1 exchange rate	4.4215	4.7107

Cash

Cash primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

Inventories

Inventories are measured at the lower of cost and net realizable value.

The cost of inventories is calculated using the weighted average method, and includes the cost incurred in acquiring the inventories and incidental cost in bringing them to their existing location and condition. For work-in-progress, cost of production comprised the costs of raw material, packaging material, manufacturing overhead and direct labor, which are allocated to products based on normal operating capacity. As of March 31, 2025 and September 30, 2024, the Company had $137,670 and $73,922 work-in-progress, respectively.

Prepaid expenses

Prepaid expenses represent amounts advanced to suppliers for goods or services that will be received in the future. Certain suppliers require advance payments when the orders are placed, and the prepaid expenses will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Other receivables

Other receivables primarily include receivables from employee advances and others. Management regularly reviews the aging of the accounts and changes in payment trends and records provision for credit losses when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of March 31, 2025 and September 30, 2024, the Company provided no provision for credit losses, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of March 31, 2025 and September 30, 2024, no impairment of long-lived assets was recognized.

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

Upon completion of the Business Combination, all of Graphjet’s outstanding public and private warrants (See Note 15) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

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

Operating Leases

Effective July 1, 2021, the Company adopted FASB ASU 2016-02, “Leases” (Topic 842), and elected the practical expedients that does not require us to reassess: (1) whether any expired or existing contracts are, or contain, leases, (2) lease classification for any expired or existing leases and (3) initial direct costs for any expired or existing leases. For lease terms of twelve months or fewer, a lessee is permitted to make an accounting policy election not to recognize lease assets and liabilities. The Company determines if a contract contains a lease at inception. US GAAP requires that the Company’s leases be evaluated and classified as operating or finance leases for financial reporting purposes. The right-of-use assets and related lease liabilities are recognized at the lease commencement date. The Company recognizes operating lease expenses for lease payments on a straight-line basis over the lease term.

Operating lease right-of-use of assets

The right-of-use of asset is initially measured at cost, which comprises the initial amount of the lease liability adjusted for any lease payments made at or before the commencement date, plus any initial direct costs incurred and less any lease incentive received.

Lease liabilities

Lease liability is initially measured at the present value of the outstanding lease payments at the commencement date, discounted using the Company’s incremental borrowing rate. The Company’s incremental borrowing rate is the estimated rate the Company would be required to pay for a collateralized borrowing equal to the total lease payments over the term of the lease. Lease payments included in the measurement of the lease liability comprise fixed lease payments.

Lease liability is measured at amortized cost using the effective interest rate method.

It is re-measured when there is a change in future lease payments, if there is a change in the estimate of the amount expected to be payable under a residual value guarantee, or if there is any change in the Company’s assessment of option purchases, contract extensions or termination options.

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews there coverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and six months ended March 31, 2025, the Company did not recognize impairment loss on its operating lease ROU assets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of March 31, 2025 and September 30, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. In Malaysia and Nevada US, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. Due to operating losses, the Company’s tax provision was nil for the six months ended March 31, 2025 and 2024.

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

Loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three and six months ended March 31, 2025 and 2024, the calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. There are no other potential dilutive securities outstanding for the three and six months ended March 31, 2025 and 2024, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

In connection with the Reverse Recapitalization, the Company raised approximately $1,200 of proceeds, presented as cash flows from financing activities.

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

Note 5 – Deposits

Deposit allocation	Nature	As of March 31, 2025 (unaudited)	As of September 30, 2024

Public relations consulting services	Refundable	27,076	29,112
Photocopiers rented for offices use	Refundable	722	776
Total deposits		$27,798	$29,888

Note 6 – Property and Equipment

Property and equipment included in continuing operations consist of the following:

	As of March 31,	As of September 30,
	2025	2024
	(unaudited)
Office equipment	$16,909	$13,298
Renovation	148,250	153,886
Plant and Machinery	1,374,387	1,456,801
Subtotal	1,539,546	1,623,985
Less: accumulated depreciation	(112,646)	(30,585)
Total property and equipment, net	$1,426,900	$1,593,400

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%
Plant and machinery	10%

Depreciation expense amounted to $42,316 and $1,476 for the three months ended March 31, 2025 and 2024, respectively, and $84,400 and $1,611 for the six months ended March 31, 2025 and 2024, respectively, which have been recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 7 – Loans from Third Parties

The Company obtained loans of $496,390 (RM 2,200,000) from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance with arm’s length transaction principle. For the three months ended March 31, 2025 and 2024, there were interest expenses of $6,098 and $5,793, respectively. For the six months ended March 31, 2025 and 2024, there were interest expenses of $12,405 and $11,644, respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	March 31,	September 30,
	2025	2024
	(unaudited)
Total interest payable	$74,601	$66,905
Total debt and interest payable	$570,991	$600,626

Lender	Principle	Interest rate	Lending date	Due date
Goh Meng Keong	$451,264	5% p.a	March 22, 2022	September 30, 2025
Goh Seng Wei	$45,126	5% p.a	May 26, 2022	Due on demand

Note 8 – Other Payables and Accrued Liabilities

	March 31, 2025 (unaudited)	September 30, 2024
Payroll payable	$348,314	$282,461
Rental payable	89,801	70,354
Professional fees	475,509	574,713
Accrued expenses	295,536	304,894
Customer deposit	1,918	—
Total other payables and accrued liabilities	$1,211,078	$1,232,422

Note 9 – Deferred Underwriting Commission Payable

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

As of September 30, 2024, the Company had finalized the settlement of the True-Up Obligation by agreeing to issue 645,135 ordinary shares to the underwriter. However, because the shares had not yet been legally issued as of the reporting date, the Company recorded a liability of approximately $1.5 million, representing the fair value of the shares to be issued. Upon issuance of the shares on May 22, 2025, the liability was reclassified to additional paid-in capital, with no income statement impact.

Note 10 – Provision for Bonus

On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan.

Note 11 – Short-term Loans - Related Parties

Loans from shareholders

(1). On August 4, 2024, August 15, 2024 and October 25, 2024, the Company entered three loan agreements with Mr. Aw Jeen Rong for working capital purpose. Aw Jeen Rong owned 5.8% and 6.0% of the Company’s ordinary shares as of March 31, 2025 and September 30, 2024, respectively. The loans are unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of March 31, 2025, total loans drawdown was $284,296. For the three and six months ended March 31, 2025, there were interest expense of $5,589 and $11,095, respectively. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Aw Jeen Rong*	$99,278	8% p.a	August 4, 2024	February 4, 2025 (extended to April 30, 2026)
Aw Jeen Rong*	$135,379	8% p.a	August 15, 2024	February 15, 2025 (extended to April 30, 2026)
Aw Jeen Rong*	$49,639	8% p.a	October 25, 2024	April 30, 2026

	March 31,	September 30,
	2025	2024
	(unaudited)
Total interest payable	$13,063	$2,145
Total debt and interest payable	297,359	254,449

* Mr. Aw Jeen Rong resigned as director of Graphjet on March 14, 2025, and his balance as of September 30, 2024 was reclassified from loan from a director to loan from a shareholder to conform to the current year’s presentation.

(2). On September 4, 2024 and November 5, 2024, the Company entered two loan agreements with Mr. Liu Yu for working capital purpose. Liu Yu owned 24.7% and 24.3% of the Company’s ordinary shares as of March 31, 2025 and September 30, 2024, respectively. The loan is unsecured, with interest bearing of 8% per annum and fixed term of repayment. As of March 31, 2025, total loan drawdown was $144,765. For the three and six months ended March 31, 2025, there were interest expense of $2,848 and $5,405, respectively. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due
Liu Yu	$96,232	8% p.a	September 4, 2024	March 5, 2025 (extended to April 30, 2026)
Liu Yu	$48,533	8% p.a	November 5, 2024	April 30, 2026

	March 31,	September 30,
	2025	2024
	(unaudited)
Total interest payable	$5,772	$408
Total debt and interest payable	150,537	103,877

Payables to shareholders

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the shareholders of the Company.

	March 31,	September 30,
	2025	2024
	(unaudited)
Lim Hooi Beng*	$2,002,024	$2,152,588
Aw Jeen Rong	6,769	7,278
Payables to shareholders	$2,008,793	$2,159,866

* Mr. Lim Hooi Beng resigned as director of Graphjet on May 5, 2025.

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 12.1% and 5.8% of the ordinary shares of the Company as of March 31, 2025. Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of September 30, 2024. The shareholders will continue to support the Company; hence the payables are interest free and demands for repayment are not expected within the next 12 months.

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

Compensation payable to a shareholder

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for approximately $6.3 million payable within the 19th to 36th month period from July 29, 2022. Liu Yu owned 24.7% and 24.3% of the Company’s ordinary shares as of March 31, 2025 and September 30, 2024, respectively. The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

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

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the three and six months ended March 31, 2024, the Company recorded $172,382 and $345,558 interest expense for the amortization, respectively. As of March 31, 2025 and September 30, 2024, the outstanding balance on the payable is $686,282 and $737,894, respectively.

Note 12 – Income Taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

USA

GTI US Corp is incorporated in the United States and is subject to a federal tax rate of 21%. GTI US Corp is still dormant as of March 31, 2025.

Malaysia

The Company’s subsidiary Graphjet was incorporated in Malaysia and is subject to Malaysian Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Malaysian tax laws. The applicable tax rate is 24% in Malaysia.

To date, Graphjet Technology has not had any sales of its products, the Company’s tax provision was zero for the three and six months ended March 31, 2025 and 2024. As of March 31, 2025 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and six months ended March 31, 2025 and 2024 was 0%.

The components of the Company’s income tax provision were as follows for the period indicated:

	For the three months ended March 31, 2025 (unaudited)	For the three months ended March 31, 2024 (unaudited)	For the six months ended March 31, 2025 (unaudited)	For the six months ended March 31, 2024 (unaudited)

Current	$—	$—	$—	$—
Deferred	—	—	—	—
Total income tax expense	$—	$—	$	$

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	March 31, 2025 (unaudited)	September 30, 2024

Deferred Tax Assets:
Net operating loss carry-forwards	$4,772,459	$4,406,475
Capital allowances	150,379	105,298
Less: valuation allowance	(4,922,838)	(4,511,773)
Deferred tax assets, net	—	—
Deferred tax liabilities:
Capitalized R&D expenses	—	—
Deferred tax (liabilities) assets, net	$—	$—

Movement of valuation allowance:

	March 31, 2025 (unaudited)	September 30, 2024

Balance at beginning of the year	$4,511,773	$281,826
Addition	411,065	4,229,947
Balance at end of the year	$4,922,838	$4,511,773

As of March 31, 2025 and September 30, 2024, the Company had net operating losses carry forward of approximately $19.9 million and approximately $18.3 million, respectively, from the Company’s Malaysian subsidiary, which can be carried forward ten years to offset taxable income.

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

Due to the limited operating history of the Malaysian subsidiary, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4.8 million and $4.5 million related to Malaysian subsidiary as of March 31, 2025 and September 30, 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of March 31, 2025 and September 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax as of March 31, 2025 and September 30, 2024.

Note 13 – Shareholders’ Equity

The Company’s ordinary shares trade on the NASDAQ stock exchange under the symbol “GTI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the company’s authorized share capital is $50,000 divided into 479,000,000 Class A Ordinary Shares, 20,000,000 Class B Ordinary Shares, and 1,000,000 Preference Shares each of par value $0.0001 per share.

On December 20, 2023, Energem and Graphjet negotiated and entered into a definitive purchase agreement for a PIPE investment (the “PIPE Investment Purchase Agreement”) with Dato’ Sri Pang Chow Huat and/or investment vehicles directly managed by such investor (the “PIPE Investor”) as amended and restated on January 10, 2024. Pursuant to the PIPE Investment Purchase Agreement, Graphjet sold to the PIPE Investor 4,530 Graphjet Pre-Transaction Shares before the Closing of the Business Combination that was exchanged for 250,000 Combined Entity Ordinary Shares for a total of $2,500,000.

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

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.0 million (MYR 4.4 million) net proceeds from new external shareholders. In connection with this fundraising, the Company issued a total of 653,081 Class A ordinary shares to unrelated third-party investors.

As of March 31, 2025 and September 30, 2024, we had issued and outstanding Class A Ordinary Shares 147,391,887 and 146,738,806 shares, each with par value of $0.0001. The holder of each share of ordinary shares is entitled to one vote.

Note 14 – Equity Incentive Plan

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

Note 15 – Warrants

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.01 per warrant:

●	at any time while the warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $18 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
September 30, 2024	12,028,075	12,028,075	$11.50	4.00
Granted	—	—	$—	—
Forfeited	—	—	$—	—
Exercised	—	—	$—	—
March 31, 2025	12,028,075	12,028,075	$11.50	3.50

The Company accounted for the 12,028,075 warrants assumed from the merger as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 16 – Concentrations of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, deposits and other receivables.

(a) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In Malaysia, the insurance coverage for cash deposits of each depositor at each bank is RM 250,000 (approximately $56,000). As of March 31, 2025, cash balance of RM 987,951 ($222,913) was deposited with financial institutions located in Malaysia, of which RM 708,096 ($159,769) was subject to credit risk. Cash deposits at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of March 31, 2025, the Company did not exceed the FDIC insured limits. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(b) Vendor concentration risk

For the three months ended March 31, 2025, one supplier accounted for 100% of the total raw material purchases. For the six months ended March 31, 2025, three suppliers accounted for approximately 47.0%, 46.5% and 6.5% of the total raw material purchases.

For the three and six months ended March 31, 2024, the Company did not make any raw material purchases.

Note 17 – Segment Reporting

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

The following table presents major accounts of statements of operations by segments for the three and six months ended March 31, 2025 and 2024.

	For the Three Months Ended March 31,		For the Six Months Ended March 31,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Advertising and marketing expenses	$38,984	$101,318	$118,183	$131,113
Salaries and benefits expenses	249,995	29,608	506,689	56,703
Provision for bonus	—	13,626,194	—	13,626,194
Insurance, legal and consulting expenses	117,795	181,135	258,745	195,996
Other operating expenses	146,173	152,357	321,388	306,016
Total operating expenses	552,947	14,090,612	1,205,005	14,316,022
Segment operating loss	(552,947)	(14,090,612)	(1,205,005)	(14,316,022)
Interest expense, net	(13,183)	(178,175)	(26,828)	(357,202)
Other expenses, net	(10,893)	(360)	(34,345)	(1,052)
Income tax expense	—	—	—	—
Segment net loss	$(577,023)	$(14,269,147)	$(1,266,178)	$(14,674,276)

Note 18 – Commitments and Contingencies

Lease commitments

The Company has entered in one operating factory lease agreement in Selangor expiring through January 2026. The lease contains an option to extend at the time of expiration, and the Company has the right of priority of exercising the option. The Company’s lease agreement does not contain any material residual value guarantees or material restrictive covenants. The lease is classified as an operating lease, and lease expense for the lease is recognized on the straight-line basis over the lease term which the Company estimated to be 1.5 years.

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate which is implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in Malaysia, which is approximately 6.4% p.a. The total operating lease expenses for the lease agreement for the three and six months ended March 31, 2025 were $12,141 and $24,426, respectively.

Weighted-average remaining term and discount rate related to leases were as follows:

	As of March 31, 2025	As of September 30, 2024
	(Unaudited)
Weighted-average remaining term in number of months
Operating leases	0.83	—
Weighted-average discount rate
Operating leases	6.4% p.a	—

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of March 31, 2025:

Lease payments
Twelve months ending March 31, 2026	$40,614
Total lease payments	40,614
Less: discount	956
Present value of lease liabilities	39,658
Current lease liabilities	(39,658)
Non-current lease liabilities	$—

The Company also entered in two operating lease agreements in Malaysia, which will expire till March 2026. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The leases contain options to extend at the time of expiration, but the Company will not exercise it. The Company did not recognize the operating lease ROU assets and lease liabilities on the balance sheet as this lease had an initial term of 12 months or less.

Operating lease expenses for the two lease agreements amounted to $24,895 and $45,434 for the three months ended March 31, 2025 and 2024, respectively, and $51,938 and $89,266 for the six months ended March 31, 2025 and 2024, respectively, which were recorded under general and administrative expenses.

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of March 31, 2025. There were no commitment and contingency other than those stated below:

Commitments and Contingencies	Terms	Amount
Rental of premises	Rental payments due from April 2025 to March 2026	$9,048

Note 19 – Subsequent Events

The Company has evaluated all events that occurred after March 31, 2025 through the date the unaudited condensed consolidated financial statements were available for issuance and identified the following subsequent events occurred that would require recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

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

On August 7, 2025, the Company held an extraordinary general meeting of the shareholders of the Company to vote and approve 1) The Share Capital Reorganization Proposal 2) The Share Consolidation Proposal 3) The Charter Amendment Proposal and 4) The Adjournment Proposal. On the same day, the Board approved the implementation of the share consolidation at a ratio of 1-for-60 (the “Share Consolidation”). The share consolidation is expected to become effective on August 25, 2025.

On August 14, 2025, the Company executed two separate Subscription Agreements with Yasuka Infinity SDN BHD (“Yasuka Infinity”) and Goh Meng Keong. The Subscription Agreement with Yasuka Infinity is to settle a debt of USD$ 21,129.80 owed by the Company to Yasuka Infinity. As settlement of the debt, the Company will issue 195,646 ordinary shares, which will be 3,261 post-Share Consolidation shares. The Subscription Agreement with Goh Meng Keong is also to settle a debt of USD$ 553,201.33 owed by the Company to Goh Meng Keong. As settlement of the debt, the Company will issue 11,100,000 ordinary shares, which will be 185,000 post-Share Consolidation shares.

Note 20 – Restatement of Previously Issued Financial Statements

The Company identified material misstatements in its previously issued unaudited condensed financial statements as of March 31, 2024 and for the three and six months ended March 31, 2024 as below, and as a result the Company has restated the previously issued unaudited condensed consolidated financial statements as of March 31, 2024 and for the three and six months ended March 31, 2024 in accordance with ASC 250 Accounting Changes and Error Corrections, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures.

The categories of adjustments and their impacts on previously issued financial statements are described below and identified in the Restatement Reconciliation Tables in the column entitled “Reference”:

a. The Company failed to record the correct cost of the intellectual property purchased from a related party, incorrectly recorded the amortization expense, and incorrectly recorded the liability without considering imputed interest related to the intellectual property purchased. Such failure has resulted in the misstatements of “Intangible assets, net”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of March 31, 2024, and misstatements of “General and administrative expenses” and “Net loss” for the three and six months ended March 31, 2024.

b. The Company incorrectly recorded the merger transaction costs as general and administrative expenses. Such failure has resulted in the misstatements of “Deferred merger costs”, “Additional paid-in capital”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of March 31, 2024, and misstatements of “General and administrative expenses” and “Net loss” for the three and six months ended March 31, 2024.

c. The Company incorrectly classified other expenses as general and administrative expenses, and under accrued the bonus of the senior management team of Graphjet for the successful business combination and corporate listing, and classified changes in payable to director as operating activities. Such failure has resulted in the misstatements of “Provision for bonus”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of March 31, 2024, and misstatements of “General and administrative expenses”, “Other expenses, net” and “Net loss” for the three and six months ended March 31, 2024, and misstatements of “Statements of cash flows” for the six months ended March 31, 2024.

d. The Company incorrectly recorded the accounts related to reverse recapitalization. Such failure has resulted in the misstatements of “Balance sheet” as of March 31, 2024, misstatements of “Weighted average number of ordinary shares outstanding - basic and diluted” for the three and six months ended March 31, 2024, and misstatements of “Statements of cash flows” for the six months ended March 31, 2024.

e. The Company incorrectly used historical exchange rate to translated certain accounts from Malaysian Ringgit (“RM”) into US$. Such failure has resulted in the misstatements of “Balance sheet” as of March 31, 2024, and misstatements of “Statements of operations and comprehensive loss” for the three and six months ended March 31, 2024, and misstatements of “Statements of cash flows” for the six months ended March 31, 2024.

In the following tables, the Company presented a reconciliation of consolidated balance sheets, statements of operations and comprehensive loss, and cash flows as previously issued for these prior periods to the restated and revised amounts.

Summary of Restatements – Unaudited Condensed Consolidated Statements of Operations and Comprehensive loss:

	For the Three Months Ended March 31, 2024
	As previously reported	Adjustments	Reference	As restated

Operating expenses:
General and administrative expenses	$11,588,991	$2,505,621	a, b, c, e	$14,090,612
Total operating expenses	11,588,991	2,505,621	a, b, c, e	14,090,612

Loss from operations	(11,588,991)	(2,505,621)	a, b, c, e	(14,090,612)

Other income (expenses)
Interest expense, net	(5,809)	(172,366)	a, e	(178,175)
Other expenses, net	—	(360)	c	(360)
Total other expense, net	(5,809)	(172,726)	a, e	(178,535)

Loss before income taxes	(11,594,800)	(2,674,347)	a, b, c, e	(14,269,147)

Income tax expense	—	—		—

Net loss	$(11,594,800)	$(2,674,347)	a, b, c, e	$(14,269,147)

Foreign currency translation adjustment	43,638	(52,756)	a, b, c, e	(9,118)

Total comprehensive loss attributable to ordinary shareholders	$(11,551,162)	$(2,727,103)	a, b, c, e	$(14,278,265)

Weighted average number of ordinary shares outstanding - basic and diluted*	28,979,208	110,468,678	d	139,447,886

Loss per ordinary share - basic and diluted	$(0.40)	$0.30	a, b, c, d, e	$(0.10)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4.

Summary of Restatements - Unaudited Condensed Consolidated Statements of Operations and Comprehensive loss:

	For the Six Months Ended March 31, 2024
	As previously reported	Adjustments	Reference	As restated

Operating expenses:
General and administrative expenses	$12,006,929	$2,309,093	a, b, c, e	$14,316,022
Total operating expenses	12,006,929	2,309,093	a, b, c, e	14,316,022

Loss from operations	(12,006,929)	(2,309,093)	a, b, c, e	(14,316,022)

Other income (expenses)
Interest expense, net	(11,644)	(345,558)	a	(357,202)
Other expenses, net	—	(1,052)	c	(1,052)
Total other expense, net	(11,644)	(346,610)	a, c	(358,254)

Loss before income taxes	(12,018,573)	(2,655,703)	a, b, c, e	(14,674,276)

Income tax expense	—	—		—

Net loss	$(12,018,573)	$(2,655,703)	a, b, c, e	$(14,674,276)

Foreign currency translation adjustment	(11,579)	(162,390)	a, b, c, e	(173,969)

Total comprehensive loss attributable to ordinary shareholders	$(12,030,152)	$(2,818,093)	a, b, c, e	$(14,848,245)

Weighted average number of ordinary shares outstanding - basic and diluted*	15,667,307	122,922,307	d	138,589,614

Loss per ordinary share - basic and diluted	$(0.77)	$0.66	a, b, c, d, e	$(0.11)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4.

Summary of Restatements - Unaudited Condensed Consolidated Statements of Cash Flows:

	For the Six Months Ended March 31, 2024
	As previously reported	Adjustments	Reference	As restated

Cash flows from operating activities:
Net loss	$(12,018,573)	$(2,655,703)	a, b, e	$(14,674,276)
Adjustments to reconcile net loss to net cash used in operating activities.
Amortization expense	215,848	(215,797)	a, e	51
Depreciation expense	1,615	(4)	e	1,611
Foreign currency translation	(11,579)	11,579	e	—
Changes in operating assets and liabilities
Prepaid expenses	83,950	(32,075)	d, e	51,875
Advance to a related company	5,039	(581)	e	4,458
Deposits	(24,862)	(824)	e	(25,686)
Other receivables	(87,321)	(511)	e	(87,832)
Interests payable	11,619	24	e	11,643
Other payables	(290,000)	290,000	d	—
Accrued expenses	(1,332,158)	1,079,535	d, e	(252,623)
Related-party payable	(88,542)	88,542	d	—
Deferred underwriting fee	(2,000,000)	2,000,000	d	—
Payable to directors	2,085,880	(2,085,880)	a, c, d, e	—
Provision for bonus	10,152,526	3,647,474	c	13,800,000
Net cash used in operating activities	(3,296,558)	2,125,780	a, b, c, d, e	(1,170,778)

Cash flows from investing activities:
Purchases of property and equipment	(1,264,323)	(2,514)	e	(1,266,837)
Net cash used in investing activities	(1,264,323)	(2,514)	e	(1,266,837)

Cash flows from financing activities:
Proceeds from issuance of shares	6,259,919	(6,259,919)	d	—
Repayment of working capital loan	(555,358)	555,358	d	—
Proceeds from long-term debt - related party	—	2,209,863	c	2,209,863
Repayments to long-term debt - related party	—	(106,141)	c	(106,141)
Payments of deferred merger costs	—	(919,446)	b, e	(919,446)
Proceeds from the completion of reverse recapitalization	—	1,231	d	1,231
Proceeds from PIPE investment	—	2,500,000	b, c, d, e	2,500,000
Net cash provided by financing activities	5,704,561	(2,019,054)	b, c, d, e	3,685,507

Effect of exchange rate changes	—	(102,981)	e	(102,981)

Net change in cash	1,143,680	1,231	a, b, c, d, e	1,144,911

Cash - beginning of the period	2,661	(1,231)	d	1,430

Cash - end of the period	$1,146,341	$—		$1,146,341

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

In July 2023, the Company secured a production facility in Kampung Baru Subang, Selangor State, Central Malaysia. Machinery commissioning was completed and production was started. The Company has generated revenue from selling side products since June 2025.

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

Components of Results of Operations

Results of Operations

The following information includes, in Graphjet Technology’s opinion, all adjustments necessary to state fairly its consolidated results of operations for these periods. This data should be read in conjunction with Graphjet Technology’s unaudited condensed consolidated financial statements and notes thereto.

Comparison for the three months ended March 31, 2025 and 2024

	For the Three Months Ended March 31,		Changes
	2025	2024	Amount	%
	USD	USD	USD
Operating expenses
General and administrative expenses	(552,947)	(14,090,612)	13,537,665	(96.1)%
Loss from operations	(552,947)	(14,090,612)	13,537,665	(96.1)%
Other expenses, net	(24,076)	(178,535)	154,459	(86.5)%
Net loss	(577,023)	(14,269,147)	13,692,124	(96.0)%

Operating Expenses

Operating expenses included only general and administrative expenses in the three months ended March 31, 2025 and 2024 as we had no sales or selling expenses.

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

General and administrative expenses decreased by approximately $13.5 million, or 96.1%, from approximately $14.1 million for the three months ended March 31, 2024, to approximately $0.6 million for the three months ended March 31, 2025. The decrease was primarily driven by the decrease in provision for bonus of $13.8 million incurred during the three months ended March 31, 2024. On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan. During the three months ended March 31, 2024, the provision was recorded under the general and administrative expenses, and the full balance of $13.8 million is to be provided by December 2025. The decrease was partially offset by an increase in staff costs of approximately $0.2 million due to headcount increased and the increased salaries for management personnels.

Other Expenses, net

Other expenses mainly include loan interest and the amortization of imputed interest of compensation payable to a shareholder of approximately $24,000 and approximately $0.2 million for the three months ended March 31, 2025 and 2024, respectively.

Net Loss

Net loss decreased by approximately $13.7 million, or 96.0%, from approximately $14.3 million for the three months ended March 31, 2024, to approximately $0.6 million for the three months ended March 31, 2025. Such change was mainly due to the reasons discussed above.

Comparison for the six months ended March 31, 2025 and 2024

	For the Six Months Ended March 31,		Changes
	2025	2024	Amount	%
	USD	USD	USD
Operating expenses
General and administrative expenses	(1,205,005)	(14,316,022)	13,111,017	(91.6)%
Loss from operations	(1,205,005)	(14,316,022)	13,111,017	(91.6)%
Other expenses, net	(61,173)	(358,254)	297,081	(82.9)%
Net loss	(1,266,178)	(14,674,276)	13,408,098	(91.4)%

Operating Expenses

Operating expenses included only general and administrative expenses in the six months ended March 31, 2025 and 2024 as we had no sales or selling expenses.

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

General and administrative expenses decreased by approximately $13.1 million, or 91.6%, from approximately $14.3 million for the six months ended March 31, 2024, to approximately $1.2 million for the six months ended March 31, 2025. The decrease was primarily driven by the decrease in provision for bonus of $13.8 million incurred during the six months ended March 31, 2024. On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan. During the six months ended March 31, 2024, the provision was recorded under the general and administrative expenses, and the full balance of $13.8 million is to be provided by December 2025. The decrease was partially offset by an increase in staff costs of approximately $0.4 million due to headcount increased and the increased salaries for management personnels.

Other Expenses, net

Other expenses mainly include loan interest and the amortization of imputed interest of compensation payable to a shareholder of approximately $61,000 and approximately $0.4 million for the six months ended March 31, 2025 and 2024, respectively.

Net Loss

Net loss decreased by approximately $13.4 million, or 91.4%, from approximately $14.7 million for the six months ended March 31, 2024, to approximately $1.3 million for the six months ended March 31, 2025. Such change was mainly due to the reasons discussed above.

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

Through March 31, 2025, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $27.1 million. We are a pre-revenue organization possess patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the proceeds from fundraising from new external shareholders and the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for next 12 months from the date these consolidated financial statements were available to be issued, there is significant uncertainty around our ability to meet the going concern assumption beyond that period without raising additional capital.

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

The following tables set forth a summary of our key components of cash flows for the six months ended March 31, 2025 and 2024.

	For the Six Months Ended March 31,
	2025	2024
	USD	USD

Net cash used in operating activities	$(1,148,794)	$(1,170,778)
Net cash used in investing activities	(32,006)	(1,266,837)
Net cash provided by financing activities	1,088,233	3,685,507
Effect of exchange rate changes	(28,260)	(102,981)
Net change in cash	(120,827)	1,144,911
Cash, beginning of period	348,655	1,430
Cash, end of period	$227,828	$1,146,341

Operating activities

Net cash used in operating activities for the six months ended March 31, 2025 was approximately $1.1 million and was primarily attributable to a net loss of approximately $1.3 million with non-cash expenses of approximately $84,000. Cash outflow was also attributable to the increase in inventories of approximately $69,000. Cash outflow was partially offset by the increase in other payables and accrued expenses of approximately $65,000, and the increase in interests payable of approximately $29,000.

Net cash used in operating activities for the six months ended March 31, 2024 was approximately $1.2 million and was primarily attributable to net loss of approximately $14.7 million. Cash outflow was also attributable to the decrease in other payables and accrued expenses of approximately $0.3 million. Cash outflow was partially offset by the provision for bonus of $13.8 million.

Investing activities

Net cash used in investing activities for the six months ended March 31, 2025 was approximately $32,000, which was due to purchases of fixed assets and intangible assets.

Net cash used in investing activities for the six months ended March 31, 2024 was approximately $1.3 million, which was due to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the six months ended March 31, 2025 was approximately $1.1 million which consisted of proceeds from issuance of ordinary shares of approximately $1.0 million, and proceeds from short-term related-party loans of approximately $0.1 million.

Net cash provided by financing activities for the six months ended March 31, 2024 was approximately $3.7 million, which consisted of proceeds from PIPE investment of $2.5 million, proceeds from long-term loans - related party of approximately $2.2 million. The cash provided by financing activities was partially offset by the payments of deferred merger costs of approximately $0.9 million, and repayments to long-term debt - related party of approximately $0.1 million.

Off-Balance Sheet Arrangements

As of March 31, 2025, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

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

Graphjet Technology

Date: August 15, 2025		/s/ Chris Lai
	Name:	Chris Lai Ther Wei
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)