Form 10-Q
period 2025-06-30
GRAPHJET TECHNOLOGY
filed 2025-09-05
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

+60 016 310 0895

(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Class A ordinary shares, par value $0.006 per share	GTI	The Nasdaq Stock Market LLC

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

As of September 5, 2025 there were 3,210,062 shares of the Company’s Class A ordinary shares, par value $0.006 per share, issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2025	2024
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$51,314	$348,655
Accounts receivable, net	17,498	—
Inventories	66,015	73,922
Advance in purchase of machinery	127,436	—
Prepaid expenses	520	12,200
Deposits	29,246	29,888
Other receivables	110,384	113,108
Total Current Assets	402,413	577,773

NON-CURRENT ASSETS
Property and equipment, net	1,456,413	1,593,400
Intangible assets, net	2,756	262
Operating right-of-use assets	29,439	—
Total Non-current Assets	1,488,608	1,593,662

Total Assets	$1,891,021	$2,171,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Loans from third parties	$607,253	$600,626
Loans from prior shareholders	474,203	358,326
Payables to prior shareholders	3,010,125	2,159,866
Compensation payable to a prior shareholder	—	737,894
Other payables and accrued expenses	1,134,526	1,232,422
Deferred underwriting commission payable	—	1,541,025
Provision for bonus	10,350,000	13,800,000
Loans from a shareholder	502,633	—
Operating lease liabilities, current	29,439	—
Total Current Liabilities	16,108,179	20,430,159

NON-CURRENT LIABILITIES
Payables to a prior shareholder	3,575,716	—
Compensation payable to a prior shareholder	1,250,459	—
Total Non-current Liabilities	4,826,175	—

Total Liabilities	20,934,354	20,430,159

COMMITMENTS AND CONTINGENCIES (See Note 19)

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary share, $0.006 par value; 8,333,333 shares authorized; 2,467,337 and 2,445,647 shares issued and outstanding as of June 30, 2025 and September 30, 2024*	14,804	14,674
Additional paid-in capital	29,743,558	7,812,836
Accumulated deficit	(48,567,032)	(25,798,897)
Accumulated other comprehensive loss	(234,663)	(287,337)
Total Shareholders’ Deficit	(19,043,333)	(18,258,724)

Total Liabilities and Shareholders’ Deficit	$1,891,021	$2,171,435

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
		As Restated		As Restated
Revenues	$49,316	$—	$49,316	$—
Cost of revenue	76,005	—	76,005	—
Gross loss	(26,689)	—	(26,689)	—

Operating expenses:
General and administrative expenses	1,672,011	2,012,938	2,877,016	16,328,960
Share compensation expense	19,200,000	—	19,200,000	—
Total operating expenses	20,872,011	2,012,938	22,077,016	16,328,960

Loss from operations	(20,898,700)	(2,012,938)	(22,103,705)	(16,328,960)

Other income (expenses)
Interest income (expense), net	384,284	(5,282)	357,456	(362,484)
Other expenses, net	(987,541)	(311)	(1,021,886)	(1,363)
Total other expenses, net	(603,257)	(5,593)	(664,430)	(363,847)

Loss before income tax	(21,501,957)	(2,018,531)	(22,768,135)	(16,692,807)

Income tax expense	—	—	—	—

Net loss	$(21,501,957)	$(2,018,531)	$(22,768,135)	$(16,692,807)

Foreign currency translation adjustment	(147,962)	(20,352)	52,674	(194,321)

Total comprehensive loss attributable to ordinary shareholders	$(21,649,919)	$(2,038,883)	$(22,715,461)	$(16,887,128)

Weighted average number of ordinary shares outstanding*
Basic	2,461,191	2,445,647	2,456,833	2,355,100
Diluted	2,461,191	2,445,647	2,456,833	2,355,100

Loss per share ordinary share*
Basic	$(8.74)	$(0.83)	$(9.27)	$(7.09)
Diluted	$(8.74)	$(0.83)	$(9.27)	$(7.09)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY

(DEFICIT)

	Ordinary Share (Restated)		Additional paid-in Capital	Accumulated Deficit	Accumulated other comprehensive
	Shares*	Amount*	(Restated)	(Restated)	income (loss)	Total
BALANCE, September 30, 2023	2,295,833	$13,775	$587,499	$(7,983,590)	$54,003	$(7,328,313)
Net loss	—	—	—	(405,129)	—	(405,129)
Foreign currency translation	—	—	—	—	(164,851)	(164,851)
BALANCE, December 31, 2023 (unaudited)	2,295,833	$13,775	$587,499	$(8,388,719)	$(110,848)	$(7,898,293)
Issuance of ordinary shares upon completion of reverse recapitalization	111,480	669	(1,933,408)	—	—	(1,932,739)
Issuance of ordinary shares for PIPE investment	4,167	25	2,499,975	—	—	2,500,000
Loan payment converted to shares	34,167	205	8,199,795	—	—	8,200,000
Net loss	—		—	(14,269,147)	—	(14,269,147)
Foreign currency translation	—		—	—	(9,118)	(9,118)
BALANCE, March 31, 2024 (unaudited)	2,445,647	$14,674	$9,353,861	$(22,657,866)	$(119,966)	$(13,409,297)
Net loss	—	—	—	(2,018,531)	—	(2,018,531)
Foreign currency translation	—	—	—	—	(20,352)	(20,352)
BALANCE, June 30, 2024 (unaudited)	2,445,647	$14,674	$9,353,861	$(24,676,397)	$(140,318)	$(15,448,180)

BALANCE, September 30, 2024	2,445,647	$14,674	$7,812,836	$(25,798,897)	$(287,337)	$(18,258,724)
Sales of ordinary shares	10,885	65	989,762	—	—	989,827
Net loss	—	—	—	(689,155)	—	(689,155)
Foreign currency translation	—	—	—	—	226,818	226,818
BALANCE, December 31, 2024 (unaudited)	2,456,532	$14,739	$8,802,598	$(26,488,052)	$(60,519)	$(17,731,234)
Net loss	—	—	—	(577,023)	—	(577,023)
Foreign currency translation	—	—	—	—	(26,182)	(26,182)
BALANCE, March 31, 2025 (unaudited)	2,456,532	$14,739	$8,802,598	$(27,065,075)	$(86,701)	$(18,334,439)
Issuance of ordinary shares to underwriter	10,754	65	1,540,960	—	—	1,541,025
Issuance of warrants	—	—	19,400,000	—	—	19,400,000
Additional ordinary shares of round-up adjustment due to share consolidation	51	—	—	—	—	—
Net loss	—	—	—	(21,501,957)	—	(21,501,957)
Foreign currency translation	—	—	—	—	(147,962)	(147,962)
BALANCE, June 30, 2025 (unaudited)	2,467,337	$14,804	$29,743,558	$(48,567,032)	$(234,663)	$(19,043,333)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended June 30,
	2025	2024
	(unaudited)	(unaudited)
		As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,768,135)	$(16,692,807)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	215	76
Depreciation	128,200	3,858
Share compensation expense	19,200,000	—
Amortization of operating lease right-of-use assets	34,854	—
Loss from debt settlement	984,183	—
Loss from disposal of intangible assets	192	—
Change in operating assets and liabilities:
Accounts receivables	(16,813)	—
Advance in purchase of machinery	(122,445)	—
Prepaid expenses	10,971	93,486
Advance to a related company	—	97,353
Inventories	6,071	—
Deposits	—	(43,877)
Other receivables	283	(47,355)
Interests payable	42,214	17,424
Other payables and accrued expenses	131,377	193,371
Provision for bonus	—	13,800,000
Operating lease liabilities	(34,854)	—
Payables to shareholders	590,052	—
Net cash used in operating activities	(1,813,635)	(2,578,471)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(29,469)	(1,271,734)
Purchases of intangible assets	(2,808)	—
Net cash used in investing activities	(32,277)	(1,271,734)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	578,235	—
Proceeds from long-term debt - related party	—	2,583,996
Repayments to long-term debt - related party	—	(105,988)
Payments of deferred merger costs	—	(919,446)
Proceeds from the completion of reverse recapitalization	—	1,231
Proceeds from PIPE investment	—	2,500,000
Proceeds from issuance of ordinary shares	989,827	—
Net cash provided by financing activities	1,568,062	4,059,793

Effect of exchange rate changes	(19,491)	(122,809)

NET CHANGE IN CASH	(297,341)	86,779

Cash, beginning of the period	348,655	1,430

Cash, end of the period	$51,314	$88,209

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of ordinary share upon the reverse recapitalization	$—	$1,932,739
Reclassification of deferred merger costs to additional paid-in capital	$—	$704,334
Issuance of shares for the settlement of amount due to shareholders	$—	$8,200,000
Issuance of ordinary share for the settlement of the deferred underwriting commission payable	$1,541,025	$—
Issuance of warrants for the settlement of salary payable and share compensation expense to shareholder	$19,400,000	$—
Operating lease assets obtained in exchange for operating lease liabilities	$63,140	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

GRAPHJET TECHNOLOGY

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

FOR THE PERIODS ENDED JUNE 30, 2025 AND 2024

(In U.S. dollars, unless stated otherwise)

Note 1 – Description of Organization and Business Operations

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

On August 25, 2025, the Company effected a share capital reorganization of the Company’s outstanding ordinary shares, each Preferred share and Class B ordinary share was reclassified into one ordinary share (the “Share Capital Reorganization”).

On August 25, 2025, the Company effected a share combination of the Company’s outstanding ordinary shares, par value $0.0001 per share, at a ratio of one-for-sixty (the “Share Combination”). The common shares listed on The Nasdaq Capital Market commenced trading on The Nasdaq Capital Market on a post-Share Combination adjusted basis at the open of business on August 25, 2025. As a result of the Share Combination, the number of issued and outstanding ordinary shares immediately prior to Share Combination was reduced such that every sixty shares of common shares held by a shareholder immediately prior to the Share Combination were combined and reclassified into one ordinary share, par value $0.006 per share.

Warrants and equity incentive plan, to purchase the Company’s ordinary shares were also proportionately adjusted in accordance with their terms to reflect the Share Combination.

All ordinary share amounts and per share numbers discussed herein have been retroactively adjusted for the Share Combination.

1.2 Business Combination

On March 14, 2024 (the “Closing date”), Graphjet consummated a merger (the “Merger”) with Energem. Pursuant to the Business Combination Agreement, (i) Energem acquired all of the issued and outstanding Graphjet Pre-Transaction Shares from the Selling Shareholders and Graphjet became a wholly-owned subsidiary of Energem, (ii) Energem changed its name to Graphjet Technology, and (iii) each Selling Shareholder received a number of Energem Ordinary Shares subject to the Consideration Shares formula, which is the number of Energem Ordinary Shares equal to the aggregate Consideration Shares divided by the number of Graphjet Pre-Transaction Shares outstanding immediately prior to the Closing, multiplied by the number of Graphjet Pre-Transaction Shares held by such Selling Shareholder.

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

1.3 Acquisition of Subsidiary

In April 2024, the Company’s subsidiary, Graphjet acquired 100% equity interest in GTI US Corp, incorporated in Nevada for a consideration of $10,000. As of June 30, 2025, $5,000 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of June 30, 2025.

Note 2 – Going Concern and Liquidity

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company incurred a net loss of $22,768,135 during the nine months ended June 30, 2025 and, as of that date, the Company had a negative working capital of $15,705,766. These conditions raise doubt about the Company’s ability to continue as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

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

For Graphjet, Malaysian Ringgit (“RM”) has been determined to be the functional currency. Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of June 30,	As of September 30,
	2025	2024

Period-end RM: US$1 exchange rate	4.2125	4.1220

	For the nine months ended June 30,
	2025	2024
Period-average RM: US$1 exchange rate	4.3842	4.7175

Cash

Cash primarily consists of bank deposits, which are unrestricted as to withdrawal and use.

Accounts receivable, net

Accounts receivable includes trade accounts due from customers. Accounts receivables are recorded at the invoiced amount less an allowance for expected credit losses and do not bear interest. Accounts receivable usually are due after 7 to 60 days, depending on the credit term with its customers.

Management reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition and credit history to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of June 30, 2025, no allowance for credit losses of accounts receivable was recognized.

Inventories

Inventories are measured at the lower of cost and net realizable value.

The cost of inventories is calculated using the weighted average method, and includes the cost incurred in acquiring the inventories and incidental cost in bringing them to their existing location and condition. For work-in-progress, cost of production comprised the costs of raw material, packaging material, manufacturing overhead and direct labor, which are allocated to products based on normal operating capacity. As of June 30, 2025 and September 30, 2024, the Company had $66,015 and $73,922 inventories, respectively, which primarily consisted of work-in-progress.

Prepaid expenses

Prepaid expenses represent amounts advanced to suppliers for goods or services that will be received in the future. Certain suppliers require advance payments when the orders are placed, and the prepaid expenses will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Other receivables

Other receivables primarily include receivables from employee advances and others. Management regularly reviews the aging of the accounts and changes in payment trends and records provision for credit losses when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of June 30, 2025 and September 30, 2024, the Company provided no provision for credit losses, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. As of June 30, 2025 and September 30, 2024, no impairment of long-lived assets was recognized.

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

Revenue recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). The core principle underlying the revenue recognition of this ASU allows the Company to recognize — revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

To achieve that core principle, the Company applies five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The Company’s revenue is principally derived from sales of graphene and graphite products and related side products. Pursuant to the Company’s contracts with customers, the Company’s only performance obligation of the sales contract is the delivery of products to the customer, amounts charged per product is fixed and determinable. The Company recognized the product revenue when control of the products is passed to the customer, which is the point in time that the customers are able to direct the use of and obtain substantially all of the economic benefit of the goods. The transfer of control typically occurs at a point in time based on consideration of when the customer has an obligation to pay for the goods, and physical possession of, legal title to, and the risks and rewards of ownership of the goods has been transferred, and the customer has accepted the goods.

Cost of revenues

Cost of revenues mainly consists of cost to manufacture products, primarily includes the cost to purchase raw materials, direct labor, and other related costs that are attributable to production.

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews there coverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the three and nine months ended June 30, 2025, the Company did not recognize impairment loss on its ROU assets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of June 30, 2025 and September 30, 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. In Malaysia and Nevada US, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. Due to operating losses, the Company’s tax provision was nil for the nine months ended June 30, 2025 and 2024.

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

Loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. For the three and nine months ended June 30, 2025 and 2024, the calculation of diluted loss per share does not consider the effect of the warrants issued in connection with the Initial Public Offering and warrants issued as components of the Private Placement Units (the “Placement Warrants”) since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. There are no other potential dilutive securities outstanding for the three and nine months ended June 30, 2025 and 2024, as a result, diluted loss per share is the same as basic loss per share for the periods presented.

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

In January 2025, the FASB issued Accounting Standards Update No. 2025-01 to clarify the effective date of ASU 2024-03 (disaggregation of income statement expenses) for non-calendar year-end entities. The clarification ensures that initial adoption is required in an annual reporting period (rather than unintentionally in an interim period) for entities with non-calendar year ends. The amendments align with the effective dates stated in ASU 2024-03 (annual periods beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027) and early adoption is permitted. The Company is currently evaluating the potential impact of ASU 2024-03 (as clarified by ASU 2025-01) on its unaudited condensed consolidated financial statements and related disclosures.

In July 2025, the FASB issued Accounting Standards Update No. 2025-05, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets” (“ASU 2025-05”), which introduces a practical expedient (for all entities) and an accounting policy election for non-public entities when estimating expected credit losses for current receivables and contract assets under ASC 606. The standard is effective for annual reporting periods beginning after December 15, 2025, including interim periods within those fiscal years, and early adoption is permitted. The amendments are applied prospectively, and eligible entities can choose to apply the practical expedient and accounting policy election, with required disclosures. The Company is currently evaluating the potential impact of adopting ASU 2025-05 on its unaudited condensed consolidated financial statements and related disclosures.

Except as mentioned above, the Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated balance sheets, statements of operations and comprehensive loss and statements of cash flows.

Note 4 – Reverse Recapitalization

Upon the consummation of the Business Combination, the following transactions were completed, based on the Company’s capitalization as of March 14, 2024:

(i)	All Energem public shares of 5,387, and all Energem founder shares of 56,718 remained outstanding.

(ii)	46,000 shares to Energem’s financial advisor

(iii)	All 41,668 issued and outstanding shares of Graphjet were converted into 2,295,833 shares

(iv)	3,375 shares to underwriter in connection with the Transactions.

The following table presents the number of the Company’s ordinary shares issued and outstanding immediately following the Reverse Recapitalization (as defined below):

Ordinary
Share
Energem’s ordinary shares outstanding prior to Reverse Recapitalization	73,844
Less: redemption of Energem’s ordinary shares	(11,739)
Ordinary shares issued to underwriter	3,375
Ordinary shares issued to financial advisor	46,000
Total ordinary shares issued upon completion of reverse recapitalization	111,480
Conversion of Graphjet’s ordinary shares	2,295,833
Total ordinary shares issued and outstanding upon completion of reverse recapitalization	2,407,313

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

Note 5 – Deposits

Deposit allocation	Nature	As of June 30, 2025	As of September 30, 2024
		(unaudited)
Public relations consulting services	Refundable	28,486	29,112
Photocopiers rented for offices use	Refundable	760	776
Total deposits		$29,246	$29,888

Note 6 – Property and Equipment

Property and equipment included in continuing operations consist of the following:

	As of June 30, 2025	As of September 30,
	(unaudited)	2024
Office equipment	$17,790	$13,298
Renovation	155,975	153,886
Plant and machinery	1,446,001	1,456,801
Subtotal	1,619,766	1,623,985
Less: accumulated depreciation	(163,353)	(30,585)
Total property and equipment, net	$1,456,413	$1,593,400

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%
Plant and machinery	10%

Depreciation expense amounted to $43,800 and $2,247 for the three months ended June 30, 2025 and 2024, respectively, and $128,200 and $3,858 for the nine months ended June 30, 2025 and 2024, respectively, which have been recorded in general and administrative expenses in the unaudited condensed consolidated statements of operations.

Note 7 – Loans from Third Parties

The Company obtained loans of $522,255 (RM 2,200,000) from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance with arm’s length transaction principle. For the three months ended June 30, 2025 and 2024, there were interest expenses of $6,361 and $5,780, respectively. For the nine months ended June 30, 2025 and 2024, there were interest expenses of $18,766 and $17,424, respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	June 30, 2025	September 30,
	(unaudited)	2024
Total interest payable	$84,998	$66,905
Total debt and interest payable	$607,253	$600,626

Lender	Principle	Interest Rate	Lending Date	Due Date
Goh Meng Keong	$474,777	5% p.a	March 22, 2022	September 30, 2025
Goh Seng Wei	$47,478	5% p.a	May 26, 2022	Due on demand

Note 8 – Loans from Prior Shareholders

Short-term Loans

Loans from prior shareholders

(1). On August 4, 2024, August 15, 2024 and October 25, 2024, the Company entered three loan agreements with Mr. Aw Jeen Rong for working capital purpose. Aw Jeen Rong is the Company’s prior shareholder and owned 6.0% of the Company’s ordinary shares as of September 30, 2024. The loans are unsecured, fixed term of repayment, and interest free per the debt settlement agreement dated on April 30, 2025. As of June 30, 2025, total loans drawdown was $299,110. For the three and nine months ended June 30, 2025, there were interest expense of $1,984 and $13,079, respectively. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Aw Jeen Rong*	$104,451	—	August 4, 2024	February 4, 2025 (extended to April 30, 2026)
Aw Jeen Rong*	$142,433	—	August 15, 2024	February 15, 2025 (extended to April 30, 2026)
Aw Jeen Rong*	$52,226	—	October 25, 2024	April 30, 2026

	June 30,
	2025 (unaudited)	September 30, 2024
Total interest payable	$15,711	$2,145
Total debt and interest payable	314,821	254,449

*	Mr. Aw Jeen Rong resigned as director of Graphjet on March 14, 2025, and his balance as of September 30, 2024 was reclassified from loan from a director to loan from a prior shareholder to conform to the current year’s presentation.

(2). On September 4, 2024 and November 5, 2024, the Company entered two loan agreements with Mr. Liu Yu for working capital purpose. Liu Yu is the Company’s prior shareholder and owned 24.3% of the Company’s ordinary shares as of September 30, 2024. The loan is unsecured, fixed term of repayment, and interest free per the debt settlement agreement dated on April 30, 2025. As of June 30, 2025, total loan drawdown was $152,308. For the three and nine months ended June 30, 2025, there were interest expense of $1,008 and $6,413, respectively. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Liu Yu	$101,246	—	September 4, 2024	March 5, 2025 (extended to April 30, 2026)
Liu Yu	$51,062	—	November 5, 2024	April 30, 2026

	June 30, 2025	September 30,
	(unaudited)	2024
Total interest payable	$7,074	$408
Total debt and interest payable	159,382	103,877

Payables to prior shareholders

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the prior shareholders of the Company.

	June 30, 2025	September 30,
	(unaudited)	2024
Lim Hooi Beng*	$3,003,003	$2,152,588
Aw Jeen Rong	7,122	7,278
Payables to prior shareholders	$3,010,125	$2,159,866

*	Mr. Lim Hooi Beng resigned as director of Graphjet on May 5, 2025.

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong own 13.8% and 6.0% of the ordinary shares of the Company as of September 30, 2024.

On March 11, 2024, the Company entered into the debt-to-equity conversion agreements with Mr. Lim Hooi Beng. The Company issued 12,917 ordinary shares at $4.00 per share amounting $3,100,000 to partially settle the outstanding balance. The fair value of those ordinary shares was $2.7 per share, and the difference between the share price per agreement and the fair value is considered as shareholder contribution and charged to additional paid-in-capital.

On April 30, 2025, the Company signed a debt settlement agreement with Lim Hooi Beng to settle the amount of $2,049,658 (RM 8,872,969) owing and provision for bonus $3,450,000 (RM 14,935,050) via the issuance of ordinary shares in two tranches: 1. RM 13,000,000 value of shares 12 months from the date of the agreement, and 2. RM 20,000,000 value of shares 24 months from the date of the agreement. Pursuant to ASC 470-50-40-2, the carrying amount of the debt approximately $5.5 million (RM 23,808,019) was derecognized, and the Company recognized a debt settlement loss of approximately $1.0 million (RM 4,314,854). The Company reclassified the debt as current liability and non-current liability in accordance with ASC 480 based on the appropriate classification of the settlement shares.

Long-term Loans

Payables to a prior shareholder

	June 30, 2025	September 30,
	(unaudited)	2024
Lim Hooi Beng	$3,575,716	$—

Mr. Lim Hooi Beng is the prior shareholder of the Company and owned 13.8% of the Company’s ordinary shares as of September 30, 2024.

On April 30, 2025, the Company signed a debt settlement agreement with Lim Hooi Beng to settle the amount of $2,049,658 (RM 8,872,969) owing and provision for bonus $3,450,000 (RM 14,935,050) via the issuance of ordinary shares in two tranches: 1. RM 13,000,000 value of shares 12 months from the date of the agreement, and 2. RM 20,000,000 value of shares 24 months from the date of the agreement. Pursuant to ASC 470-50-40-2, the carrying amount of the debt approximately $5.5 million (RM 23,808,019) was derecognized, and the Company recognized a debt settlement loss of approximately $1.0 million (RM 4,314,854). The Company reclassified the debt as current liability and non-current liability in accordance with ASC 480 based on the appropriate classification of the settlement shares.

Compensation payable to a prior shareholder

On March 10, 2022, Graphjet entered into Intellectual Property Sales Agreement with Mr. Liu Yu, as supplemented by the letter from Mr. Liu Yu to Graphjet dated July 29, 2022, pursuant to which Graphjet purchased the process for producing palm-based graphene, an intellectual property held by Mr. Liu Yu for approximately $6.3 million payable within the 19th to 36th month period from July 29, 2022. Liu Yu is the Company’s prior shareholder and owned 24.3% of the Company’s ordinary shares as of September 30, 2024. The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

As of September 30, 2022, the Company repaid approximately $0.5 million in cash to Mr. Liu Yu. On March 11, 2024, the Company entered the debt-to-equity conversion agreements with Mr. Liu Yu. The Company issued 21,250 ordinary shares at $4.00 per share amounting $5,100,000 to partially settle the outstanding balance. The fair value of those ordinary shares was $2.7 per share, and the difference between the share price per agreement and the fair value is considered as shareholder contribution and charged to additional paid-in-capital.

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the three and nine months ended June 30, 2024, the Company recorded $nil and $345,060 interest expense for the amortization, respectively.

On April 30, 2025, the Company signed a debt settlement agreement with Liu Yu to settle the amount owing of approximately $1.5 million in the following manner: 1. payment of $221,593 12 months from the date of the agreement; 2. payment of $702,610 24 months from the date of the agreement, and; as part of his severance and interest due, $1 million which shall fall due 24 months from the date of agreement and shall be repaid in 10 consecutive monthly instalments of $100,000 each, payable on the first day of each calendar month commencing from the due date. The approximately $1.5 million outstanding compensation payable was discounted at an imputed interest rate of 15% per annum, and the amortization expense of debt discount is included in the interest expenses. During the three and nine months ended June 30, 2025, the Company recorded $479,687 and $479,687 interest expense for the amortization, respectively.

As of June 30, 2025 and September 30, 2024, the outstanding balance on the payable is $1,250,459 and $737,894, respectively.

Note 9 – Other Payables and Accrued Liabilities

	June 30, 2025 (unaudited)	September 30, 2024
Payroll payable	$244,997	$282,461
Rental payable	107,300	70,354
Professional fees	550,430	574,713
Accrued expenses	231,799	304,894
Total other payables and accrued liabilities	$1,134,526	$1,232,422

Note 10 – Deferred Underwriting Commission Payable

On December 21, 2023, the Company entered into a Satisfaction and Discharge of Indebtedness Agreement (the “Agreement”) with its underwriter in satisfaction of the $4,025,000 Deferred Underwriting Commission pursuant to the Underwriting Agreement dated November 15, 2021. In lieu of the Company tendering the full amount of the Deferred Underwriting Commission in cash, the underwriter agreed to accept: (1) $2,000,000 in cash at the time of the closing of the Business Combination, and (2) 3,375 unregistered ordinary shares of the Company (“Ordinary Shares”), which when multiplied by the $10.00 per share price agreed to between the Company and the underwriter (the “Agreed Share Price”) equals $2,025,000 (the “Original Aggregate Share Value”), to be issued and delivered to the underwriter at the closing of the Business Combination. Pursuant to Section 2.1 of the Agreement, the Company agreed to perform the following post-closing covenants if the lowest of the VWAP for a period of five (5) trading days immediately prior to the effectiveness date of the registration statement or prior to eligible date for release pursuant to Rule 144 is lower than the Agreed Share Value, the Company should compensate the underwriter either in cash or issuing additional ordinary shares in an amount equal to the difference between the aggregate VWAP value on any given date and the Original Aggregate Share Value (the “True-Up Obligation”).

As of September 30, 2024, the Company had finalized the settlement of the True-Up Obligation by agreeing to issue 10,754 ordinary shares to the underwriter. However, because the shares had not yet been legally issued as of the reporting date, the Company recorded a liability of approximately $1.5 million, representing the fair value of the shares to be issued. Upon issuance of the shares on May 22, 2025, the liability was reclassified to additional paid-in capital, with no income statement impact.

Note 11 – Provision for Bonus

On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan.

On April 30, 2025, the Company signed a debt settlement agreement with Lim Hooi Beng to settle the amount of $2,049,658 (RM 8,872,969) owing and provision for bonus $3,450,000 (RM 14,935,050) via the issuance of ordinary shares in two tranches: 1. RM 13,000,000 value of shares 12 months from the date of the agreement, and 2. RM 20,000,000 value of shares 24 months from the date of the agreement. Therefore, the total remaining provision for bonus is $10,350,000 as of June 30, 2025.

Note 12 – Related Party Loans

Loans from a shareholder

In May and June 2025, the Company entered five loan agreements with Mr. Lee Ping Wei for working capital purpose. Lee Ping Wei owned 48.5% and 6.1% of the Company’s ordinary shares as of June 30, 2025 and September 30, 2024, respectively. The loans are unsecured, with interest bearing of 15% per annum and due on demand. As of June 30, 2025, total loans drawdown was $498,516. For the three months ended June 30, 2025, there was interest expense of $3,956. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Lee Ping Wei	$118,694	15% p. a	May 28, 2025	Due on demand
Lee Ping Wei	$71,217	15% p. a	June 3, 2025	Due on demand
Lee Ping Wei	$71,217	15% p. a	June 10, 2025	Due on demand
Lee Ping Wei	$118,694	15% p. a	June 16, 2025	Due on demand
Lee Ping Wei	$118,694	15% p. a	June 26, 2025	Due on demand

	June 30, 2025	September 30,
	(unaudited)	2024
Total interest payable	$4,117	$—
Total debt and interest payable	502,633	—

Note 13 – Income Taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

USA

GTI US Corp is incorporated in the United States and is subject to a federal tax rate of 21%. GTI US Corp is still dormant as of June 30, 2025.

Malaysia

The Company’s subsidiary Graphjet was incorporated in Malaysia and is subject to Malaysian Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Malaysian tax laws. The applicable tax rate is 24% in Malaysia.

Since Graphjet has had no taxable income, the Company’s tax provision was zero for the three and nine months ended June 30, 2025 and 2024. As of June 30, 2025 and September 30, 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the three and nine months ended June 30, 2025 and 2024 was 0%.

 The components of the Company’s income tax provision were as follows for the period indicated:

	For the three months ended June 30, 2025 (unaudited)	For the three months ended June 30, 2024 (unaudited)	For the nine months ended June 30, 2025 (unaudited)		For the nine months ended June 30, 2024 (unaudited)

Current	$—	$—		$—		$—
Deferred	—	—		—		—
Total income tax expense	$—	$—	$		$

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	June 30, 2025 (unaudited)	September 30, 2024

Deferred Tax Assets:
Net operating loss carry-forwards	$4,876,038	$4,406,475
Capital allowances	150,591	105,298
Less: valuation allowance	(5,026,629)	(4,511,773)
Deferred tax assets, net	—	—
Deferred tax liabilities:
Capitalized R&D expenses	—	—
Deferred tax (liabilities) assets, net	$—	$—

Movement of valuation allowance:

	June 30, 2025 (unaudited)	September 30, 2024

Balance at beginning of the year	$4,511,773	$281,826
Addition	514,856	4,229,947
Balance at end of the year	$5,026,629	$4,511,773

As of June 30, 2025 and September 30, 2024, the Company had net operating losses carry forward of approximately $20.3 million and approximately $18.3 million, respectively, from the Company’s Malaysian subsidiary, which can be carried forward ten years to offset taxable income.

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

Due to the limited operating history of the Malaysian subsidiary, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $4.9 million and $4.5 million related to Malaysian subsidiary as of June 30, 2025 and September 30, 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of June 30, 2025 and September 30, 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax as of June 30, 2025 and September 30, 2024.

Note 14 – Shareholders’ Equity

The Company’s ordinary shares trade on the NASDAQ stock exchange under the symbol “GTI”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the company’s authorized share capital is $50,000 divided into 8,333,333 Ordinary Shares each of par value $0.006 per share.

On December 20, 2023, Energem and Graphjet negotiated and entered into a definitive purchase agreement for a PIPE investment (the “PIPE Investment Purchase Agreement”) with Dato’ Sri Pang Chow Huat and/or investment vehicles directly managed by such investor (the “PIPE Investor”) as amended and restated on January 10, 2024. Pursuant to the PIPE Investment Purchase Agreement, Graphjet sold to the PIPE Investor 76 Graphjet Pre-Transaction Shares before the Closing of the Business Combination that was exchanged for 4,167 Combined Entity Ordinary Shares for a total of $2,500,000.

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

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.0 million (MYR 4.4 million) net proceeds from new external shareholders. In connection with this fundraising, the Company issued a total of 10,885 Ordinary shares to unrelated third-party investors.

On May 22, 2025, the Company issued an additional 5,377 Ordinary Shares to Joseph Rallo and 5,377 Ordinary Shares to D. Boral Capital LLC. The issuance is part an adjustment between the agreed share price of USD 10.00 per share and the lowest VWAP for a 5-day period up to the registration of the 3,375 Ordinary Shares issued earlier to satisfy $2,025,000 due pursuant to the Satisfaction and Discharge of Indebtedness between the Company, Graphjet Technology Sdn Bhd and EF Hutton LLC.

As of June 30, 2025 and September 30, 2024, we had issued and outstanding Ordinary Shares 2,467,337 and 2,445,647 shares, each with par value of $0.006. The holder of each share of ordinary shares is entitled to one vote.

All share amounts and per share amounts above have been retroactively adjusted for the sixty-for-one share combination, effective August 25, 2025. (See Note 1)

Note 15 – Equity Incentive Plan

At the Special Meeting on February 28, 2024, Energem shareholders considered and approved the Equity Incentive Plan and reserved an amount of ordinary shares equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares following the Business Combination for issuance thereunder. The Equity Incentive Plan was approved by the Energem board of directors on the same day. The Equity Incentive Plan became effective immediately upon the Closing of the Business Combination. A total number of shares equal to 201,558 have been reserved for future issuance under the Equity Incentive Plan.

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

Note 16 – Warrants

In connection with the reverse recapitalization, the Company has assumed 200,468 Energem warrants outstanding, which consisted of 191,667 public warrants and 8,801 private warrants. All of these warrants met the criteria for equity classification.

Each whole warrant entitles the registered holder to purchase one whole share of the Company’s common stock at a price of $690 per share. Pursuant to the warrant agreement, a warrant holder may exercise its warrants only for a whole number of shares of common stock. This means that only a whole warrant may be exercised at any given time by a warrant holder. No fractional warrants will be issued upon separation of the units and only whole warrants will trade. The warrants will expire five years after the completion of the Company’s initial business combination or earlier upon redemption or liquidation.

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

The Company may call the warrants for redemption, in whole and not in part, at a price of $0.6 per warrant:

●	at any time while the warrants are exercisable;

●	upon not less than 30 days’ prior written notice of redemption (the “30-day redemption period”) to each warrant holder; and

●	if, and only if, the reported last sale price of the ordinary shares equals or exceeds $1,080 per share, for any 20 trading days within a 30-trading day period ending on the third trading day prior to the notice of redemption to warrant holders; and

●	if, and only if, there is a current registration statement in effect with respect to the ordinary shares underlying such warrants at the time of redemption and for the entire 30-day trading period referred to above and continuing each day thereafter until the date of redemption.

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 333,333 warrants to purchase up to 3,333,333 of the Company’s ordinary shares, at an exercise price of $3.3 to Aiden Lee Ping Wei, for $200,000. The purchaser may not transfer any of the warrant shares for a period of twelve (12) months from the Effective Date. Once the purchaser has exercised up to 483,333 shares underlying the warrants, the Company’s shareholders must approve the issuance of the shares underlying the remaining warrants. The warrants had a fair value of $19.4 million, based upon using the Black-Scholes Options Pricing Model with the flowing inputs:

Share price	$5.82
Exercise price	$3.3
Expected terms (in years)	5
Expected volatility	222.8%
Annual risk-free interest rate	4.06%

The $200,000 cash purchase consideration offset the salary and claim payable the Company owed to the purchaser, the excess of fair value over the cash purchase consideration amounted to $19.2 million was treated as share compensation expense and additional paid-in capital.

The summary of warrants activity is as follows:

	Warrants Outstanding	Ordinary Shares Issuable	Weighted Average Exercise Price	Average Remaining Contractual Life
September 30, 2024	200,468	200,468	$690.00	4.00
Granted	333,333	333,333	$3.30	5.00
Forfeited	—	—	$—	—
Exercised	—	—	$—	—
June 30, 2025	533,801	533,801	$261.19	4.44

The Company accounted for the 200,468 warrants assumed from the merger and the 333,333 warrants issued to Aiden Lee Ping Wei as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 17 – Concentrations of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, deposits and other receivables.

(a) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In Malaysia, the insurance coverage for cash deposits of each depositor at each bank is RM 250,000 (approximately $56,000). As of June 30, 2025, cash balance of RM 195,157 ($46,329) was deposited with financial institutions located in Malaysia, which was not subject to credit risk. Cash deposits at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of June 30, 2025, the Company did not exceed the FDIC insured limits. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(b) Vendor concentration risk

For the three months ended June 30, 2025, one supplier accounted for 100% of the total raw material purchases. For the nine months ended June 30, 2025, three suppliers accounted for approximately 47.0%, 46.5% and 6.5% of the total raw material purchases.

For the three and nine months ended June 30, 2024, the Company did not make any raw material purchases.

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

The following table presents major accounts of statements of operations by segments for the three and nine months ended June 30, 2025 and 2024.

	For the Three Months Ended June 30,		For the Nine Months Ended June 30,
	2025 (unaudited)	2024 (unaudited)	2025 (unaudited)	2024 (unaudited)
Revenues	$49,316	$—	$49,316	$—
Cost of revenues	76,005	—	76,005	—
Segment gross loss	(26,689)	—	(26,689)	—
Advertising and marketing expenses	—	182,461	104,409	313,574
Salaries and benefits expenses	1,144,402	277,903	1,651,091	334,607
Provision for bonus	—	—	—	13,606,765
Insurance, legal and consulting expenses	439,778	1,170,578	698,523	1,366,574
Other operating expenses	87,831	381,996	422,993	707,440
Share compensation expense	19,200,000	—	19,200,000	—
Total operating expenses	20,872,011	2,012,938	22,077,016	16,328,960
Segment operating loss	(20,898,700)	(2,012,938)	(22,103,705)	(16,328,960)
Interest income (expense), net	384,284	(5,282)	357,456	(362,484)
Other expenses, net	(987,541)	(311)	(1,021,886)	(1,363)
Income tax expense	—	—	—	—
Segment net loss	$(21,501,957)	$(2,018,531)	$(22,768,135)	$(16,692,807)

Note 19 – Commitments and Contingencies

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

Operating lease right-of-use assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate which is implicit in the lease. The Company determines the incremental borrowing rate for each lease based primarily on its lease term in Malaysia, which is approximately 6.4% p.a. The total operating lease expenses for the lease agreement for the three and nine months ended June 30, 2025 were $12,525 and $36,951, respectively.

Weighted-average remaining term and discount rate related to leases were as follows:

	As of June 30, 2025	As of September 30, 2024
	(Unaudited)
Weighted-average remaining term in number of years
Operating leases	0.58	—
Weighted-average discount rate
Operating leases	6.4 % p.a	—

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of June 30, 2025:

Lease payments
Twelve months ending June 30, 2026	$29,911
Total lease payments	29,911
Less: discount	472
Present value of lease liabilities	29,439
Current lease liabilities	(29,439)
Non-current lease liabilities	$—

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

Operating lease expenses for the two lease agreements amounted to $3,413 and $55,910 for the three months ended June 30, 2025 and 2024, respectively, and $55,351 and $145,176 for the nine months ended June 30, 2025 and 2024, respectively, which were recorded under general and administrative expenses.

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of June 30, 2025. There were no commitment and contingency other than those stated below:

Commitments and Contingencies	Terms	Amount
Rental of premise	Rental payments due from July 2025 to March 2026	$6,920

Note 20 – Subsequent Events

The Company has evaluated all events that occurred after June 30, 2025 through the date the unaudited condensed consolidated financial statements were available for issuance and identified the following subsequent events occurred that would require recognition or disclosure in the Company’s unaudited condensed consolidated financial statements.

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

On August 14, 2025, the Company executed two separate Subscription Agreements with Yasuka Infinity SDN BHD (“Yasuka Infinity”) and Goh Meng Keong. The Subscription Agreement with Yasuka Infinity is to settle a debt of USD$ 21,129.80 owed by the Company to Yasuka Infinity. As settlement of the debt, the Company agreed to issue 195,646 ordinary shares, which is 3,261 post-Share Consolidation shares. The Subscription Agreement with Goh Meng Keong is also to settle a debt of USD$ 553,201.33 owed by the Company to Goh Meng Keong. As settlement of the debt, the Company agreed to issue 11,100,000 ordinary shares, which is 185,000 post-Share Consolidation shares. On August 25, 2025, the Company issued 3,261 post-Share Consolidation shares to Yasuka Infinity and 185,000 post-Share Consolidation shares to Goh Meng Keong.

On August 19, 2025, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser will buy the property from which the Company currently operates from, which is owned by the Vendor. As payment for the property to the Vendor, the Company agreed to issue 97,462,455 of its ordinary shares at a per share price of USD$ 0.074, to Tan Chin Teong, which is 1,624,375 post-Share Consolidation Shares. On August 25, 2025, the Company issued 528,464 post-Share Consolidation shares to Tan Chin Teong.

On August 25, 2025, the Share Consolidation became effective, causing every 60 ordinary shares issued and outstanding to automatically be combined into one ordinary share. The Share Consolidation did not affect any shareholder’s percentage ownership, except for adjustments that resulted from the treatment of fractional shares, which were rounded up to the nearest whole share. Further, the par value of the ordinary shares was reduced from $0.0001 per share to $0.006 per share.

Note 21 – Restatement of Previously Issued Financial Statements

The Company identified material misstatements in its previously issued unaudited condensed financial statements as of June 30, 2024 and for the three and nine months ended June 30, 2024 as below, and as a result the Company has restated the previously issued unaudited condensed consolidated financial statements as of June 30, 2024 and for the three and nine months ended June 30, 2024 in accordance with ASC 250 Accounting Changes and Error Corrections, to reflect the effects of the restatement adjustments and to make certain corresponding disclosures.

The categories of adjustments and their impacts on previously issued financial statements are described below and identified in the Restatement Reconciliation Tables in the column entitled “Reference”:

a.	The Company failed to record the correct cost of the intellectual property purchased from a related party, incorrectly recorded the amortization expense, and incorrectly recorded the liability without considering imputed interest related to the intellectual property purchased. Such failure has resulted in the misstatements of “Intangible assets, net”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of June 30, 2024, and misstatements of “General and administrative expenses” and “Net loss” for the three and nine months ended June 30, 2024.

b.	The Company incorrectly recorded the merger transaction costs as general and administrative expenses. Such failure has resulted in the misstatements of “Deferred merger costs”, “Additional paid-in capital”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of June 30, 2024, and misstatements of “General and administrative expenses” and “Net loss” for the nine months ended June 30, 2024.

c.	The Company incorrectly classified other expenses as general and administrative expenses, and under accrued the bonus of the senior management team of Graphjet for the successful business combination and corporate listing, and classified changes in payable to director as operating activities. Such failure has resulted in the misstatements of “Provision for bonus”, “Accumulated deficit” and “Accumulated other comprehensive (loss) profit” as of June 30, 2024, and misstatements of “General and administrative expenses”, “Other expenses, net” and “Net loss” for the three and nine months ended June 30, 2024, and misstatements of “Statements of cash flows” for the nine months ended June 30, 2024.

d.	The Company incorrectly recorded the accounts related to reverse recapitalization. Such failure has resulted in the misstatements of “Balance sheet” as of June 30, 2024, misstatements of “Weighted average number of ordinary shares outstanding - basic and diluted” for the three and nine months ended June 30, 2024, and misstatements of “Statements of cash flows” for the nine months ended June 30, 2024.

e.	The Company incorrectly used historical exchange rate to translated certain accounts from Malaysian Ringgit (“RM”) into US$. Such failure has resulted in the misstatements of “Balance sheet” as of June 30, 2024, and misstatements of “Statements of operations and comprehensive loss” for the three and nine months ended June 30, 2024, and misstatements of “Statements of cash flows” for the nine months ended June 30, 2024.

In the following tables, the Company presented a reconciliation of consolidated balance sheets, statements of operations and comprehensive loss, and cash flows as previously issued for these prior periods to the restated and revised amounts.

Summary of Restatements – Unaudited Condensed Consolidated Statements of Operations and Comprehensive loss:

	For the Three Months Ended June 30, 2024
	As previously reported	Adjustments	Reference	As restated

Operating expenses:
General and administrative expenses	$2,132,149	$(119,211)	a, c, e	$2,012,938
Total operating expenses	2,132,149	(119,211)	a, c, e	2,012,938

Loss from operations	(2,132,149)	119,211	a, c, e	(2,012,938)

Other income (expenses)
Interest expense, net	(5,796)	514	e	(5,282)
Other expenses, net	—	(311)	c	(311)
Total other expense, net	(5,796)	203	c, e	(5,593)

Loss before income taxes	(2,137,945)	119,414	a, c, e	(2,018,531)

Income tax expense	—	—		—

Net loss	$(2,137,945)	$119,414	a, c, e	$(2,018,531)

Foreign currency translation adjustment	(18,415)	(1,937)	a, c, e	(20,352)

Total comprehensive loss attributable to ordinary shareholders	$(2,156,360)	$117,477	a, c, e	$(2,038,883)

Weighted average number of ordinary shares outstanding - basic and diluted*	2,445,688	(41)	d	2,445,647

Loss per ordinary share - basic and diluted*	$(0.87)	$0.04	a, b, c, d e	$(0.83)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

Summary of Restatements - Unaudited Condensed Consolidated Statements of Operations and Comprehensive loss:

	For the Nine Months Ended June 30, 2024
	As previously reported	Adjustments	Reference	As restated

Operating expenses:
General and administrative expenses	$14,139,078	$2,189,882	a, b, c, e	$16,328,960
Total operating expenses	14,139,078	2,189,882	a, b, c, e	16,328,960

Loss from operations	(14,139,078)	(2,189,882)	a, b, c, e	(16,328,960)

Other income (expenses)
Interest expense, net	(17,440)	(345,044)	a, c	(362,484)
Other expenses, net	—	(1,363)	c	(1,363)
Total other expense, net	(17,440)	(346,407)	a, c	(363,847)

Loss before income taxes	(14,156,518)	(2,536,289)	a, b, c, e	(16,692,807)

Income tax expense	—	—		—

Net loss	$(14,156,518)	$(2,536,289)	a, b, c, e	$(16,692,807)

Foreign currency translation adjustment	(29,994)	(164,327)	a, b, c, e	(194,321)

Total comprehensive loss attributable to ordinary shareholders	$(14,186,512)	$(2,700,616)	a, b, c, e	$(16,887,128)

Weighted average number of ordinary shares outstanding - basic and diluted*	972,814	1,382,286	d	2,355,100

Loss per ordinary share - basic and diluted*	$(14.55)	$7.46	a, b, c, d, e	$(7.09)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

Summary of Restatements - Unaudited Condensed Consolidated Statements of Cash Flows:

	For the Nine Months Ended June 30, 2024
	As previously reported	Adjustments	Reference	As restated

Cash flows from operating activities:
Net loss	$(14,156,518)	$(2,536,289)	a, b, e	$(16,692,807)
Adjustments to reconcile net loss to net cash used in operating activities.
Amortization expense	323,772	(323,696)	a, e	76
Depreciation expense	3,870	(12)	e	3,858
Foreign currency translation	(29,994)	29,994	e	—
Changes in operating assets and liabilities
Prepaid expenses	125,596	(32,110)	d, e	93,486
Advance to a related company	97,882	(529)	e	97,353
Deposits	(43,114)	(763)	e	(43,877)
Other receivables	(47,018)	(337)	e	(47,355)
Interests payable	17,433	(9)	e	17,424
Other payables	(289,900)	290,000	d	100
Accrued expenses	(878,520)	1,071,791	d, e	193,271
Related party payable	(88,542)	88,542	d	—
Deferred underwriting fee	(2,000,000)	2,000,000	d	—
Payable to directors	2,463,297	(2,463,297)	a, c, d, e	—
Provision for bonus	10,154,677	3,645,323	c	13,800,000
Net cash used in operating activities	(4,347,079)	1,768,608	a, b, c, d, e	(2,578,471)

Cash flows from investing activities:
Purchases of property and equipment	(1,271,043)	(691)	e	(1,271,734)
Net cash used in investing activities	(1,271,043)	(691)	e	(1,271,734)

Cash flows from financing activities:
Proceeds from issuance of shares	6,260,259	(6,260,259)	d	—
Repayment of working capital loan	(555,358)	555,358	d	—
Proceeds from long-term debt - related party	—	2,583,996	c	2,583,996
Repayments to long-term debt - related party	—	(105,988)	c	(105,988)
Payments of deferred merger costs	—	(919,446)	b, e	(919,446)
Proceeds from the completion of reverse recapitalization	—	1,231	d	1,231
Proceeds from PIPE investment	—	2,500,000	b, c, d, e	2,500,000
Net cash provided by financing activities	5,704,901	(1,645,108)	b, c, d, e	4,059,793

Effect of exchange rate changes	—	(122,809)	e	(122,809)

Net change in cash	86,779	—		86,779

Cash - beginning of the period	1,430	—		1,430

Cash - end of the period	$88,209	$—		$88,209

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

In July 2023, the Company secured a production facility in Kampung Baru Subang, Selangor State, Central Malaysia. Machinery commissioning was completed, and production was started. The Company has generated revenue from selling side products since June 2025.

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

Comparison for the three months ended June 30, 2025 and 2024

	For the Three Months Ended June 30,		Changes
	2025	2024	Amount	%
	USD	USD	USD
Revenues	49,316	—	49,316	100%
Cost of revenues	(76,005)	—	76,005	100%
Gross loss	(26,689)	—	26,689	100%
Operating expenses
General and administrative expenses	(1,672,011)	(2,012,938)	340,927	(16.9)%
Share compensation expense	(19,200,000)	—	(19,200,000)	100%
Loss from operations	(20,898,700)	(2,012,938)	(18,885,762)	938.2%
Other expenses, net	(603,257)	(5,593)	(597,664)	10,685.9%
Net loss	(21,501,957)	(2,018,531)	(19,483,426)	965.2%

Revenues

Our revenues increased by approximately $49,000, or 100% for the three months ended June 30, 2025. The increase had resulted from selling side products since June 2025.

Cost of revenues

Cost of revenues mainly consists of cost to manufacture products, primarily includes the cost to purchase raw materials, direct labor, and other related costs that are attributable to production. Our cost of revenues increased by approximately $76,000, or 100% for the three months ended June 30, 2025. The increase in cost of revenues was consistent with the increase in products revenue.

Gross loss

Our gross loss was approximately $27,000 for the three months ended June 30, 2025, mainly because we have not commenced commercial sales as our production line was operated at a low productivity level and the side products were also sold for a discount due to the deterioration in quality because of prolonged storage time. We expect to have a better gross margin when we begin our official graphite production.

Operating Expenses

Operating expenses included only general and administrative expenses in the three months ended June 30, 2025 and 2024 as we had no selling expenses.

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

General and administrative expenses decreased by approximately $0.3 million, or 16.9%, from approximately $2.0 million for the three months ended June 30, 2024, to approximately $1.7 million for the three months ended June 30, 2025. The decrease was primarily driven by a decrease in professional fees of approximately $0.9 million and a decrease in travel expense, meals and entertainment expense of approximately $0.2 million, both of which were due to less fees associated with the business combination. The decrease was partially offset by an increase in staff costs of approximately $0.9 million due to headcount increased and the increased salaries and compensation expense for management personnels.

Share compensation expense increased by $19.2 million for the three months ended June 30, 2025 compared to the same period in 2024 due to issuance of warrants to a shareholder.

Other Expenses, net

Other expenses mainly include loan interest, the amortization of imputed interest of compensation payable to shareholders and loss on debt settlement of approximately $0.6 million and approximately $6,000 for the three months ended June 30, 2025 and 2024, respectively.

Net Loss

Net loss increased by approximately $19.5 million, or 965.2%, from approximately $2.0 million for the three months ended June 30, 2024, to approximately $21.5 million for the three months ended June 30, 2025. Such change was mainly due to the reasons discussed above.

Comparison for the nine months ended June 30, 2025 and 2024

	For the Nine Months Ended June 30,		Changes
	2025	2024	Amount	%
	USD	USD	USD
Revenues	49,316	—	49,316	100%
Cost of revenues	(76,005)	—	76,005	100%
Gross loss	(26,689)	—	26,689	100%
Operating expenses
General and administrative expenses	(2,877,016)	(16,328,960)	` 13,451,944	(82.4)%
Share compensation expense	(19,200,000)	—	(19,200,000)	100%
Loss from operations	(22,103,705)	(16,328,960)	(5,774,745)	35.4%
Other expenses, net	(664,430)	(363,847)	(300,583)	82.6%
Net loss	(22,768,135)	(16,692,807)	(6,075,328)	36.4%

Revenues

Our revenues increased by approximately $49,000, or 100% for the nine months ended June 30, 2025. The increase had resulted from selling side products since June 2025.

Cost of revenues

Cost of revenues mainly consists of cost to manufacture products, primarily includes the cost to purchase raw materials, direct labor, and other related costs that are attributable to production. Our cost of revenues increased by approximately $76,000, or 100% for the nine months ended June 30, 2025. The increase in cost of revenues was consistent with the increase in products revenue.

Gross loss

Our gross loss was approximately $27,000 for the nine months ended June 30, 2025, mainly because we have not commenced commercial sales as our production line was operated at a low productivity level and the side products were also sold for a discount due to the deterioration in quality because of prolonged storage time. We expect to have a better gross margin when we begin our official graphite production.

Operating Expenses

Operating expenses included only general and administrative expenses in the nine months ended June 30, 2025 and 2024 as we had no sales or selling expenses.

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

General and administrative expenses decreased by approximately $13.4 million, or 82.4%, from approximately $16.3 million for the nine months ended June 30, 2024, to approximately $2.9 million for the nine months ended June 30, 2025. The decrease was primarily driven by the decrease in provision for bonus of $13.8 million incurred during the nine months ended June 30, 2024. On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan. During the nine months ended June 30, 2024, the provision was recorded under the general and administrative expenses, and the full balance of $13.8 million is to be provided by December 2025. The decrease was also due to a decrease in professional fees of approximately $0.9 million due to less fees associated with the business combination. The decrease was partially offset by an increase in staff costs of approximately $1.3 million due to headcount increased and the increased salaries and compensation expense for management personnels.

Share compensation expense increased by $19.2 million for the nine months ended June 30, 2025 compared to the same period in 2024 due to issuance of warrants to a shareholder.

Other Expenses, net

Other expenses mainly include loan interest, the amortization of imputed interest of compensation payable to shareholders and loss on debt settlement of approximately $0.7 million and approximately $0.4 million for the nine months ended June 30, 2025 and 2024, respectively.

Net Loss

Net loss increased by approximately $6.1 million, or 36.4%, from approximately $16.7 million for the nine months ended June 30, 2024, to approximately $22.8 million for the nine months ended June 30, 2025. Such change was mainly due to the reasons discussed above.

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

Through June 30, 2025, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $48.6 million. We are a pre-revenue organization possess patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the proceeds from fundraising from new external shareholders and the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for next 12 months from the date these consolidated financial statements were available to be issued, there is significant uncertainty around our ability to meet the going concern assumption beyond that period without raising additional capital.

Our short-term liquidity requirements are primarily linked to the business operations, including payments for operating costs, production costs, staffing expenses and marketing expenses. Our long-term liquidity requirements are primarily linked to the expenses incurred in connection with our contract manufacturing facility and the construction of our manufacturing facility. We successfully completed the Business Combination on March 14, 2024, and received the $2,500,000 PIPE Investment pursuant to the PIPE Investment Purchase Agreement. On November 1, 2024, we successfully completed a fundraising exercise amounting to approximately $1.0 million (MYR 4.4 million) net proceeds from new external shareholders. On April 30, 2025, we signed debt settlement agreements with our prior director and shareholder to settle the debts with them. We believe we will have sufficient working capital for the next 12 months. If additional funds are required to support our working capital requirements, construction plans, and other purposes, we may seek to raise additional funds through equity and debt financing or from other sources. If we raise additional funds by obtaining loans from third parties, the terms of those financing arrangements may include negative covenants or other restrictions on our business that could impair our operating flexibility and would also require us to incur interest expense. If we raise additional funds through the issuance of equity, the percentage ownership of our equity holders could be diluted. We can provide no assurance that additional financing will be available at all or, if available, that we would be able to obtain additional financing on terms favorable to us.

The following tables set forth a summary of our key components of cash flows for the nine months ended June 30, 2025 and 2024.

	For the Nine Months Ended June 30,
	2025	2024
	USD	USD

Net cash used in operating activities	$(1,813,635)	$(2,578,471)
Net cash used in investing activities	(32,277)	(1,271,734)
Net cash provided by financing activities	1,568,062	4,059,793
Effect of exchange rate changes	(19,491)	(122,809)
Net change in cash	(297,341)	86,779
Cash, beginning of period	348,655	1,430
Cash, end of period	$51,314	$88,209

Operating activities

Net cash used in operating activities for the nine months ended June 30, 2025 was approximately $1.8 million and was primarily attributable to a net loss of approximately $22.8 million with non-cash expenses of approximately $20.3 million. Cash outflow was also attributable to the increase in advance in purchase of machinery of approximately $0.1 million. Cash outflow was partially offset by the increase in payable to shareholders of approximately $0.6 million, and the increase in other payables and accrued expenses of approximately $0.1 million.

Net cash used in operating activities for the nine months ended June 30, 2024 was approximately $2.6 million and was primarily attributable to net loss of approximately $16.7 million. Cash outflow was partially offset by the provision for bonus of $13.8 million and the increase in other payables and accrued expenses of approximately $0.2 million.

Investing activities

Net cash used in investing activities for the nine months ended June 30, 2025 was approximately $32,000, which was due to purchases of fixed assets and intangible assets.

Net cash used in investing activities for the nine months ended June 30, 2024 was approximately $1.3 million, which was due to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the nine months ended June 30, 2025 was approximately $1.6 million which consisted of proceeds from issuance of ordinary shares of approximately $1.0 million, and proceeds from short-term related-party loans of approximately $0.6 million.

Net cash provided by financing activities for the nine months ended June 30, 2024 was approximately $4.1 million, which consisted of proceeds from long-term related-party loans of approximately $2.6 million, and proceeds from PIPE investment of $2.5 million. The cash provided by financing activities was partially offset by the payments of deferred merger costs of approximately $0.9 million, and repayments to long-term related-party loans of approximately $0.1 million.

Off-Balance Sheet Arrangements

As of June 30, 2025, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

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

On August 14, 2025, the Company executed two separate Subscription Agreements with Yasuka Infinity SDN BHD (“Yasuka Infinity”) and Goh Meng Keong. The Subscription Agreement with Yasuka Infinity is to settle a debt of USD$ 21,129.80 owed by the Company to Yasuka Infinity. As settlement of the debt, the Company agreed to issue 195,646 ordinary shares, which is 3,261 post-Share Consolidation shares. The Subscription Agreement with Goh Meng Keong is also to settle a debt of USD$ 553,201.33 owed by the Company to Goh Meng Keong. As settlement of the debt, the Company agreed to issue 11,100,000 ordinary shares, which is 185,000 post-Share Consolidation shares. On August 25, 2025, the Company issued 3,261 post-Share Consolidation shares to Yasuka Infinity and 185,000 post-Share Consolidation shares to Goh Meng Keong.

On August 19, 2025, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser will buy the property from which the Company currently operates from, which is owned by the Vendor. As payment for the property to the Vendor, the Company agreed to issue 97,462,455 of its ordinary shares at a per share price of USD$ 0.074, to Tan Chin Teong, which is 1,624,375 post-Share Consolidation Shares. On August 25, 2025, the Company issued 528,464 post-Share Consolidation shares to Tan Chin Teong.

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

Graphjet Technology

Date: September 5, 2025		/s/ Chris Lai
	Name:	Chris Lai Ther Wei
	Title:	Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)