Form 10-K
period 2025-09-30
GRAPHJET TECHNOLOGY
filed 2025-12-23
CIK 1879373

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

Commission file number: 001-41070

GRAPHJET TECHNOLOGY

(Exact name of registrant as specified in its charter)

Cayman Islands	N/A
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

Lot 3895, Lorong 6D, Kampung Baru Subang
Seksyen U6, Shah Alam
Selangor, Malaysia	40150
(Address of principal executive offices)	(Zip Code)

+60 019 850 0895
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Class A Ordinary Shares, $0.006 par value per share

(Title of class)

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

As of March 31, 2025 the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the ordinary shares outstanding, other than securities held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sales price of $6.00 on March 31, 2025, for the Class A ordinary shares, trading on such date, as reported on The OTC Markets Pink Limited, was $6.00.

As of December 23, 2025, there were 3,845,062 shares of the Company’s Class A ordinary shares, par value $0.006 per share, issued and outstanding.

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

On August 7, 2025, we held an extraordinary general meeting of our shareholders to vote and approve certain proposals, including a share consolidation proposal to consolidate every issued and unissued Class A ordinary share, par value $0.0001 per share at a ratio within a range of not less than 1-for-50 and not greater than 1-for-150. On the same day, the Board approved the implementation of the share consolidation at a ratio of 1-for-60 (the “Share Consolidation”).

On August 25, 2025, the Share Consolidation became effective, causing every 60 ordinary shares of $0.0001 issued and outstanding to automatically be combined into one ordinary share of $0.006. The Share Consolidation did not affect any shareholder’s percentage ownership, except for adjustments that resulted from the treatment of fractional shares, which were rounded up to the nearest whole share. Further, the par value of the ordinary shares was increased from $0.0001 per share to $0.006 per share.

On November 13, 2025, the Company’s securities were suspended from trading on The Nasdaq Global Market and began trading on the OTC Markets under the ticker symbol “GTIJF”.

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

Summary of Risk Factors

An investment in shares of our equity securities involves a high degree of risk. If any of the factors enumerated below or in the section entitled “Risk Factors” occurs, our business, financial condition, liquidity, results of operations and prospects could be materially and adversely affected. Such risks include, but are not limited to:

Risks Related to Our Business and Industry

●	We have a very limited operating history, which may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

●	Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”

●	We face a variety of risks related to our proposed graphene/graphite manufacturing business.

●	The graphene and graphite industry is highly competitive. Our market share, net sales or net income could decline due to vigorous price and other competition.

●	We may or may not recoup expenditures associated with our growth.

●	We may not respond quickly and profitably to continued innovations in the graphene and graphite industry.

●	If we do not effectively implement our sales, marketing and service plans, our sales will not grow and our results of operations will suffer.

●	We must continuously invest in research and development and devote significant resources to commercializing new products in the graphene and graphite industry.

●	Because we have limited capital, inherent manufacturing risks pose a significant threat to us compared with our larger competitors.

●	Risks of relationships with third parties in respect of commercialization, sales and marketing of our graphene and graphite products.

●	Our failure to protect our intellectual property rights may undermine our competitive position, and litigation to protect our intellectual property rights may be costly.

●	We may need to defend ourselves against claims that we infringe, have misappropriated or otherwise violate the intellectual property rights of others, which may be time-consuming and would cause us to incur substantial costs.

●	Our success will depend, among other factors, on our ability to obtain, maintain and protect our intellectual property rights.

●	We depend on third parties for certain construction, maintenance, engineering, transportation, warehousing and logistics services.

●	Our business may be impacted by international instability, war, terrorism, and geopolitical events.

●	Our future success depends in part on our ability to increase our production capacity and we may not be able to do so in a cost-effective manner.

●	If we fail to manage our growth effectively, our business and operating results may suffer.

●	If we are unable to attract and retain key employees and hire qualified management, technical, engineering, and sales personnel, our ability to compete and successfully grow our business could be harmed.

●	Future litigation or administrative proceedings could have a material adverse effect on our business, financial condition and results of operations.

●	Cyber-attacks or other failures in our telecommunications or information technology systems, or those of our collaborators, third-party logistics providers, distributors or other contractors or consultants, could result in information theft, data corruption and significant disruption of our business operations.

●	We are dependent on the palm oil industry for availability of raw material.

●	Our business, financial condition and results of operations may be materially adversely affected by risks associated with our international operations.

●	We may make investments into or acquire other companies or technologies, which could divert our management’s attention, result in dilution to our shareholders, and otherwise disrupt our operations, and we may have difficulty integrating any such acquisitions successfully or realizing the anticipated benefits therefrom, any of which could have an adverse effect on our business, financial condition and results of operations.

●	We may be subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

Risks Related to Our Intellectual Property, including:

●	We may not be able to prevent others from unauthorized use of our intellectual property, which could harm our business and competitive position.

●	As our patents may expire and may not be extended, our patent applications may not be granted and our patent rights may be contested, circumvented, invalidated or limited in scope, our patent rights may not protect we effectively. In particular, we may not be able to prevent others from developing or exploiting competing technologies.

●	We may need to defend ourselves against patent or trademark infringement claims, which may be time-consuming and would cause us to incur substantial costs.

●	We may be subject to damages resulting from claims that we or our employees have wrongfully used or disclosed alleged trade secrets of our employees’ former employers.

Risks Related to the Regulatory Environment in Which We Operate, including:

●	Our sales and results of operations could be materially and adversely impacted by risks inherent in international markets.

●	Our operations are subject to hazards which could result in significant liability to us.

●	Complying with numerous health, safety and environmental regulations is both complex and costly.

●	Industrial operations can be hazardous.

●	We may be subject to export and import control laws and regulations that could impair our ability to compete in international markets or subject us to liability if we violate such laws and regulations.

Risks Related to an Investment in Our Securities, including:

●	An active market for our securities may not develop, which would adversely affect the liquidity and price of our securities.

●	If securities or industry analysts publish reports that are interpreted negatively by the investment community or publish negative research reports about our business, our share price and trading volume could decline.

●	Future sales of our Class A Ordinary Shares, or the perception of such sales, by us or our shareholders in the public market could cause the market price.

●	Our Class A Ordinary Share price may decline, and you could lose all or part of your investment as a result.

●	Because there are no current plans to pay cash dividends on our Class A Ordinary Shares for the foreseeable future, you may not receive any return on investment unless you sell your Class A Ordinary Shares at a price greater than what you paid for it.

●	Our shareholders may experience dilution in the future.

●	Changes in laws, regulations or rules, or a failure to comply with any laws, regulations or rules, may adversely affect our business, investments and results of operations.

●	We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

●	Graphjet Technology is subject to financial reporting and other requirements as a public company for which its accounting and other management systems and resources may not be adequately prepared adversely impacting stock price.

●	Our quarterly operating results may fluctuate significantly and could fall below the expectations of securities analysts and investors due to seasonality and other factors, some of which are beyond our control, resulting in a decline in our stock price.

●	If securities or industry analysts do not publish or cease publishing research or reports about Graphjet Technology, its business, or its market, or if they change their recommendations regarding the Class A Ordinary Shares Graphjet Technology adversely, then the price and trading volume of the Class A Ordinary Shares of Graphjet Technology could decline.

●	We may be unable to obtain additional financing to fund the operations and growth of Graphjet Technology.

●	Our internal controls over financial reporting may not be effective and our independent registered public accounting firm may not be able to certify as to their effectiveness, which could have a significant and adverse effect on our business and reputation.

●	There can be no assurance that we will be able to comply with the continued listing standards of any U.S. stock exchange.

●	Our Class A ordinary shares now trade on the OTC Pink Limited, which may limit liquidity and make it difficult for shareholders to sell shares at a favorable price.

●	Trading on OTC Pink Limited may result in greater price volatility than when our stock was listed on a national exchange.

●	The delisting of our Class A ordinary shares could negatively affect investor perception and reduce demand of our shares.

●	Our ability to raise additional capital may limited due to trading on OTC Pink Limited.

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

On November 13, 2025, Graphjet’s Class A ordinary shares were suspended from trading on The Nasdaq Global Market and are now quoted on the OTC Pink Limited marketplace under the symbol “GTIJF”. The delisting may reduce the liquidity and marketability of Graphjet’s Class A ordinary shares. While Graphjet remains a reporting company under the Securities Exchange Act of 1934, trading on OTC Pink may limit investor access and reduce trading volume compared to the prior exchange listing.

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

Supply of Raw Materials for Production

Graphjet’s technology allows it to produce graphite and graphene from palm kernel shells, which are a by-product of the production of palm seed oil. Each year, Malaysia alone produces approximately five million tons of palm kernel shells. This would be sufficient to produce approximately 1.67 tons of graphite and 10,000 tons of graphene. Agricultural waste, such as palm kernel shell, can generally not be exported or imported. However, Graphjet is currently producing graphite and graphene on a small scale. Thus, Graphjet has the strategy and manufacturing process in place to mass produce high quality and consistent graphite and graphene at competitive prices. Graphjet intends to construct its first main production facility in Malaysia to cater to the needs of its customers.

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

On December 27, 2022, Graphjet executed its first supply agreement with Toyoda. This supply agreement provides that Graphjet will supply graphite and graphene amounting to $30 million annually to Toyoda for use on their carbon neutral mobility product. In light of the recent tightening of export controls over export of graphite by China, we were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023. Graphjet is working towards completing a production facility in Malaysia that is capable of producing sufficient graphite and graphene to Toyoda. The agreement still stands and there are no further developments to be included for 2024 and 2025.

Industry Overview

Graphite is a naturally occurring material with deposits all around the world. For naturally recoverable graphite, the 2025 United States Geological Survey indicated the world’s current inferred resources exceed 800 million short tons. China has the most reserves and ranks first in excavation. In 2020, the global production of natural graphite was around 1.6 million short tons, and China accounted for approximately 79% of the world’s total. Generally, the market cost of a ton of graphite ranges between $8,000 and $11,000, depending on market conditions and the quality of the mineral.

Artificial graphite can also be produced from coal or crude oil in the refinery process. However, it is of limited utility and cannot be processed into higher value products, like graphene. The price of artificial graphite is even higher, and given the volatility in the oil markets, is approximately $20,000 per ton. Graphite is used in the production of pencils, steel manufacturing, electronics, such as smartphones and as a lubricant for machinery. Graphjet’s most important application is currently lithium-ion batteries. Rising demand for lithium-ion batteries, from the growing number of end-users in sectors such as transportation, energy, and others that require battery-grade graphite, is driving demand for spherical graphite. A major driving force of growth is from the market for electric vehicles. Industry analysts estimate that a typical Li-ion High-Energy (100 Ah) cell of around 3,400 grams requires over 650 grams of graphite and each electric vehicle contains approximately 70 kilograms of graphite.

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

Graphene is processed from natural graphite in a variety of methods. However, generally graphene is still sold as graphite, just at a purer level than naturally occurring graphite. Graphene conducts electricity 100 times more efficiently than silicon or nano-carbon; conducts heat 10 times better than metals such as copper and aluminum; its strength exceeds diamonds, and its fracture strength is 100 times that of steel. It is highly transparent transmitting up to 97.7% of light and has a high specific surface area, which is important for industrial processes and chemical reactions. These properties make graphene a critical product for a variety of uses.

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

Graphjet’s Products

Graphjet produces its artificial graphite and graphene from palm kernel shell, a waste product widely available in Malaysia and other countries that produce palm seed oil. Unlike mineral or coal-based or petroleum-based graphite that is ultimately limited and must be mined and processed to produce commercial grade graphite, Graphjet’s raw materials are renewable, and effectively unlimited. Graphjet makes use of waste from a product that is used in food production and would otherwise need to be disposed. Graphjet’s proven technology produces graphite at cost of approximately $4,500 per ton making it significantly cheaper than both natural and other sources of artificial graphite.

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

Graphjet’s Strategy

On December 27, 2022, Graphjet entered into a supply agreement with Toyoda. Pursuant to the supply agreement, Graphjet will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. Toyoda’s main business is to develop, manufacture and sell hydrogen energy vehicles, pure electric vehicles, electric bicycles (including electric motorcycles), drones, electric agriculture vehicles, yachts and hydrogen internal combustion engine vehicle. Toyoda possesses all the proprietary and patent right pertaining to such technology. In light of the recent tightening of export controls over export of graphite by China, we were unable to export graphite from China in 2023, therefore we did not produce any revenue pursuant to the supply agreement in 2023. Graphjet is working towards completing a mass production facility in Malaysia that is capable of producing sufficient graphite and graphene to Toyoda. The agreement still stands and there are no further developments to be included for 2024 and 2025.

To gain complete control of the manufacturing process, on August 19, 2025, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser bought the property from which the Company currently operates from, which was owned by the Vendor. As payment for the property to the Vendor, the Company agreed to issue 97,462,455 of its ordinary shares at a per share price of USD$ 0.074, to Tan Chin Teong, which is 1,624,375 post-Share Consolidation Shares. On August 25, 2025, the Company issued 528,464 post-Share Consolidation shares to Tan Chin Teong.

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

Upon completion of the manufacturing plants, Graphjet management projects the capacity for graphite and graphene will be approximately 10,000 to 50,000 tons and 60 to 200 tons per annum, respectively.

In addition to the planned manufacturing plant, Graphjet Technology plans to build a commercial artificial graphite production facility in Nevada. The plant is expected to be capable of recycling up to 30,000 metric tons of palm kernel shells equivalent - a widely abundant agricultural waste product in Malaysia - to produce up to 10,000 metric tons of battery-grade, artificial graphite per year. This level of production is expected to be able to support the production of enough batteries to power more than 100,000 electric vehicles (EVs) per year.

Graphjet’s Manufacturing Process

Graphjet uses palm kernel shell, a biomass waste product that is abundant in Malaysia, as its raw material for producing graphite and graphene. The palm kernel shells are washed to remove the debris, water and oil. The cleaned palm kernel shells are then dried before adding Graphjet’s formula to the palm kernel shells to go through a catalyzation to prepare for the pyrolysis process. Then the pyrolysis process, known as thermal cracking process, extracts the carbon content out from the catalyzed palm kernel shell, producing graphite raw material. The graphite then goes through a process known as material shaping, followed by graphitization process to obtain the palm-based synthetic graphite. This will be Graphjet’s product to be sold to the customers or used as raw material as to make palm kernel-based graphene through graphitization preparation process.

Research and Development

Graphjet has developed its technology in collaboration with UKM and UTEM. This allowed it to bring the technology to commercialization faster for more graphene applications, and at a lower cost than would have been possible. While Graphjet does not have a formal agreement with UTEM, Graphjet signed a Memorandum of Understanding with UKM, which is ranked 138th in the world for best university, for the purpose of research and development collaboration, on February 1, 2021. The Memorandum of Understanding with UKM provides for the following collaborative activities, synthesis and characterization of palm kernel shells biomass-based precursors to produce graphite and graphene; project of preparing high quality and high purity man-made graphite from palm-based biomass; project on biomass man-made graphite as raw material to produce high-quality single-layer graphene; and diversified research and development based on man-made graphene application products, amongst other.

In addition, Graphjet appointed UKM ranked 138th, and Kwansei Gakuin University, ranked 1985th as technology representatives for the Japan region, Imperial College London, world ranked 8th, for the United Kingdom region and Massachusetts Institute of Technology, ranked number 2 in the world, for the United States region, Graphjet is also involved in joint research and development in graphite and graphene applications for various types of batteries.

Sales and Marketing

On December 27, 2022, Graphjet entered into a supply agreement with Toyoda. Pursuant to the supply agreement, Graphjet will supply Toyoda with graphite and graphene in an aggregate amount of revenue of $30 million to Toyoda for their carbon neutral mobility product. We were unable to export graphite from China in 2023; therefore, we did not produce any revenue pursuant to the supply agreement in 2023. The agreement still stands and there are no further developments to be included for 2024 and 2025.

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

Employees

Graphjet has 20 employees in the following departments: research and development, production, sales and marketing, administration, and believes its relationship with its employees is cooperative and its employees share the same goals as management to industrialize palm kernel shell-based graphite and graphene, making the products available worldwide.

As Graphjet expands, it believes it will be able to source personnel that can contribute to the technical, marketing and business development aspects of the Company.

Facilities

On August 19, 2025, Graphjet entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of Graphjet (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser bought the property from which Graphjet currently operates from, which was owned by the Vendor.

In addition to the planned mass manufacturing plant, Graphjet Technology plans to build a commercial artificial graphite production facility in Nevada. The plant is expected to be capable of recycling up to 30,000 metric tons of palm kernel material equivalent - a widely abundant agricultural waste product in Malaysia - to produce up to 10,000 metric tons of battery-grade, artificial graphite per year. This level of production is expected to be able to support the production of enough batteries to power more than 100,000 electric vehicles (EVs) per year.

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

As of September 30, 2025, the Company incurred a net loss of approximately $16.4 million and, as of that date, the Company’s current liabilities, exceeded its current assets by approximately $10.0 million. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

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

We are unlikely to enter into any long-term contracts with its customers. The lack of long-term contracts is mainly due to the nature of the business that graphene and graphite prices fluctuate, the prevailing customer practices where the demand for graphene and graphite is subject to the customers’ needs and business decisions, of which are difficult to secure any long-term contracts. The absence of long-term contracts may result in the fluctuation of our sales and result in uncertainties over the overall financial performance. Should our future customers cease purchasing from us, and if we are unable to replace these customers with new customers in a timely manner, our financial performance may be adversely affected. However, we believe that our customers are unlikely to switch to alternative competitors due to price and quality, that differentiate Graphjet to its competitors.

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

Companies, organizations, or individuals, including our competitors, and suppliers may hold or obtain patents, trademarks, or other proprietary rights that they may in the future believe are infringed by our products or services. Although we are not currently subject to any claims related to intellectual property, these companies holding patents or other intellectual property rights allegedly relating to our technologies could, in the future, make claims or bring suits alleging infringement, misappropriation, or other violations of such rights, or otherwise asserting their rights and seeking licenses or injunctions. In specific cases indemnify our customers or suppliers against claims that the products we supply infringe, misappropriate, or otherwise violate third party intellectual property rights, and we may therefore be required to defend our customers against such claims. If a claim is successfully brought in the future and we or our products are determined to have infringed, misappropriated, or otherwise violated a third party’s intellectual property rights, we may be required to do one or more of the following:

●	cease selling or using our products that incorporate the challenged intellectual property;

●	pay substantial damages (including treble damages and attorneys’ fees if our infringement is determined to be willful) ;

●	obtain a license from the holder of the intellectual property right, which license may not be available on reasonable terms or at all; or

●	redesign our graphene and graphite or means of production, which may not be possible or cost-effective.

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

Shareholders have also filed dozens of nuisance claims alleging misleading disclosures in proxy statements soliciting shareholder approval of de-SPAC merger transactions. These kinds of proxy statement challenges, which are common in the public M&A setting, are frequently brought under Section 14 of the Securities Exchange Act of 1934 (the “Exchange Act”) and SEC Rule 14a-9. In these actions, plaintiffs’ lawyers threaten to enjoin a shareholder vote until the issuer releases supplemental information. We settled one such lawsuit, and owe the plaintiff’s counsel a de minimus “mootness fee”.

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

We, our programs, our collaborators, third-party logistics providers, distributors and other contractors and consultants utilize information technology, or IT, systems and networks to process, transmit and store electronic information, including but not limited to intellectual property, proprietary business information and personal information, in connection with our business activities. Our internal IT systems and those of current and future third parties on which we rely may fail and are vulnerable to breakdown, breach, interruption or damage from cyber incidents, employee error or malfeasance, theft or misuse, sophisticated nation-state and nation-state-supported actors, unauthorized access, natural disasters, terrorism, war, telecommunication and electrical failures or other compromises. As use of digital technologies has increased, cyber incidents, including third parties gaining access to employee accounts using stolen or inferred credentials, computer malware, viruses, spamming, phishing attacks, denial-of-service attacks or other means, and deliberate attacks and attempts to gain unauthorized access to computer systems and networks, have increased in frequency, intensity, and sophistication. These threats pose a risk to the security of our, our programs’, our collaborators’, third-party logistics providers’, distributors and other contractors’ and consultants’ systems and networks, and the confidentiality, availability and integrity of our data. There can be no assurance that we will be successful in preventing cyber-attacks or successfully mitigating their effects. We may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources, including outside groups such as external service providers, organized crime affiliates, terrorist organizations or hostile foreign governments or agencies. Similarly, there can be no assurance that our collaborators, third-party logistics providers, distributors and other contractors and consultants will be successful in protecting our clinical and other data that is stored on their systems. Any loss of clinical trial data from our completed or ongoing clinical trials for any of our product candidates could result in delays in our development and regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Although to our knowledge we have not experienced any such material system failure or material security breach to date, if such an event were to occur and cause interruptions in our operations, it could result in a material disruption of development programs and business operations.

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

Our patents could be contested, circumvented or invalidated in the future. In addition, the rights granted under any issued patents may not provide we with meaningful protection or competitive advantages. The claims under any patents that issue from our patent applications may not be broad enough to prevent others from developing technologies that are similar or that achieve results similar to us. The intellectual property rights of others could also bar us from licensing and exploiting any patents that issue from our pending applications. Numerous patents and pending patent applications owned by others exist in the fields in which we have developed and is developing our technology. These patents and patent applications might have priority over our patent applications and could result in refusal of or invalidation of our patent applications. Finally, in addition to those who may claim priority, any of our existing or pending patents may also be challenged by others on the basis that they are otherwise invalid or unenforceable.

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

In addition, the Class A Ordinary Shares reserved for future issuance under the Equity Incentive Plan will become eligible for sale in the public market once those shares are issued, subject to any applicable vesting requirements, lockup agreements and other restrictions imposed by law. A total number of shares equal to 248,385 have been reserved for future issuance under the Equity Incentive Plan. We intend to file a registration statement on Form S-8 under the Securities Act to register Class A Ordinary Shares or securities convertible into or exchangeable for Class A Ordinary Shares issued pursuant to the Equity Incentive Plan, which registration statement will automatically become effective upon filing. Accordingly, shares registered under the registration statements will be available for sale in the open market.

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

We are subject to laws, regulations and rules enacted by national, regional and local governments. In particular, we are required to comply with certain SEC, and other legal or regulatory requirements of businesses providing financial services. Compliance with, and monitoring of, applicable laws, regulations and rules may be difficult, time consuming and costly. These laws, regulations, and rules include, without limitation, the following:

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

As a public company with listed equity securities, Graphjet Technology will need to comply with laws, regulations, and requirements, including the requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), certain corporate governance provisions of the Sarbanes-Oxley Act and related regulations of the SEC, with which it was not required to comply as a private company. The Exchange Act requires that Graphjet Technology file annual, quarterly, and current reports with respect to its business and financial condition. Graphjet Technology did not timely file a Form 10-K for the year ended September 30, 2024 and Forms 10-Q for the quarters ended December 31, 2024, March 31, 2025 and June 30, 2025. As of the date of this Prospectus, we have filed all its required annual, quarterly, and current reports with the SEC. Graphjet Technology might not be able to file timely reports in the future, or its reported financial results may be materially misstated and result in the loss of investor confidence and cause the market price of its securities to decline.

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

As a public company, these rules and regulations make it more expensive for Graphjet Technology to obtain director and officer liability insurance. These factors could also make it more difficult to attract and retain qualified members to the Board, particularly to serve on the audit committee and compensation committee, and qualified executive officers.

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

There can be no assurance that we will be able to comply with the continued listing standards of any U.S. stock exchange.

The trading of our Class A ordinary shares on the Nasdaq Global Market was suspended on November 13, 2025, and is currently quoted on the OTC Pink Limited marketplace under the symbol “GTIJF”.

On May 30, 2024, Graphjet Technology received a notice (the “10-Q Notice”) from Nasdaq Listing Qualifications (“Nasdaq”) notifying the Company that as it has not yet filed its Form 10-Q for the period ended March 31, 2024 (the “Form 10-Q”), and the Company no longer complies with Listing Rule 5250(c)(1) for continued listing on Nasdaq. The Company has 60 calendar to submit to Nasdaq a plan to regain compliance, and if such plan is accepted, Nasdaq may grant the Company an exception of up to 180 calendar days from the prescribed due date for filing the Form 10-Q, or until November 18, 2024, to regain compliance. If Nasdaq does not accept the Company’s plan, the Company will have the opportunity to appeal that decision to a Hearings Panel. The 10-Q Notice from Nasdaq has no immediate effect on the listing of the Company’s ordinary shares. The Company is working diligently with its independent registered public accounting firm to complete the Form 10-Q. There can be no assurance that the Company will regain compliance with the Nasdaq’s rules or maintain compliance with any of the other Nasdaq continued listing requirements.

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

On July 17, 2025, Chris Lai, the Company’s CEO/CFO attended the hearing with the Nasdaq Hearing Panel (the “Hearing Panel”) and, together with the Company’s attorney, presented the Company’s case to the Hearing Panel. During the hearing, Chris Lai made a commitment to the Hearing Panel that the Company’s Forms 10-Q for the three months ended December 31, 2024, March 31, 2025, and June 30, 2025 would be filed by the middle of September 2025.

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

On August 25, 2025, the Share Consolidation became effective, causing every 60 ordinary shares of $0.0001 issued and outstanding to automatically be combined into one ordinary share of $0.006. The Share Consolidation did not affect any shareholder’s percentage ownership, except for adjustments that resulted from the treatment of fractional shares, which were rounded up to the nearest whole share. Further, the par value of the ordinary shares was increased from $0.0001 per share to $0.006 per share.

On September 2, 2025, the Company received a written notice from Nasdaq indicating that because the Company did not regain compliance with the MVLS Rule, requiring that the Company maintain a minimum market value of its listed securities of $50,000,000 for 30 consecutive trading days, by September 1, 2025, Nasdaq will consider this deficiency in their decision regarding the Company’s continued listing on The Nasdaq Global Market. The notice has no immediate effect on the listing of the Company’s ordinary shares on The Nasdaq Global Market. However, Nasdaq has requested the Company to present its views with respect to this notice to Nasdaq in writing no later than September 9, 2025. The Company has previously agreed with Nasdaq that it would provide Nasdaq with an update regarding the Company’s fundraising plans on or before September 30, 2025. On September 26, 2025, the Company provided Nasdaq with an update regarding its fundraising plans.

On September 24, 2025, the Company received a written notice from Nasdaq indicating the Company has regained compliance with the Period Filing Rule, which requires all listed companies to timely file all required period financial reports with U.S. Securities and Exchange Commission, and the Bid Price Rule, which requires listed companies to maintain a minimum bid price of at least $1.00 per share for their primary equity security to remain listed, as required by the July 25, 2025 decision in this matter determined by the Panel. The notice further stated that the Company will be subject to a Mandatory Panel Monitor for a period of one year from the date of the notice, which means that if within that one-year monitoring period, Nasdaq finds that the Company is out of compliance with the Periodic Filing Rule, the Company will not be permitted to provide Nasdaq with a plan of compliance with respect to that deficiency and Nasdaq will not be permitted to grant additional time for the Company to regain compliance with respect to that deficiency. Instead, Nasdaq will issue a Delist Determination Letter, and the Company will then have an opportunity to request a new hearing with the Panel or a newly convened Hearings Panel, if the Panel is unavailable. The Company’s securities may be delisted from Nasdaq at that time.

On October 29, 2025, the Company received a written notice from Nasdaq indicating that because the Company did not regain compliance with Nasdaq Listing Rule 5450(b)(2)(C), requiring that the Company maintain a minimum market value of its publicly held shares of $15,000,000 for 30 consecutive trading days (the “MVPHS Requirement”), by October 22, 2025, Nasdaq will consider this deficiency in their decision regarding the Company’s continued listing on the Nasdaq Global Market. The Notice further stated that the Company also does not currently satisfy the continued listing requirements under the Nasdaq Global Market’s Maintenance Standard 2, which includes the MVPHS Requirement described above. Further, the Company, at the request of Nasdaq, has been providing updates to Nasdaq’s Hearings Panel regarding its fundraising plans and also plans to regain compliance with its continued listing requirements. The Notice has no immediate effect on the listing of the Company’s ordinary shares on The Nasdaq Global Market. However, Nasdaq has requested the Company to present its views with respect to this Notice to Nasdaq in writing no later than November 5, 2025.

On November 11, 2025, the Company received a written notice from a Hearings Advisor from the Office of the General Counsel of The Nasdaq Stock Market LLC indicating that the Nasdaq Hearings Panel (the “Panel”) determined to delist Graphjet’s securities from The Nasdaq Global Market. The Panel’s determination was based on Graphjet’s failure to regain compliance with Nasdaq Listing Rules 5450(b)(2&3)(C) and 5450(b)(2)(A), the market value of publicly held shares and market value of listed securities, respectively. Accordingly, Graphjet’s securities were suspended from trading on November 13, 2025. Effective on November 13, 2025, Graphjet’s Class A ordinary shares commenced trading on the OTC Markets under the ticker symbol “GTIJF”.

Our Class A ordinary shares now trade on the OTC Pink Limited, which may limit liquidity and make it difficult for shareholders to sell shares at a favorable price.

Following the decision to delist our securities from Nasdaq on November 11, 2025, our Class A ordinary shares now trade on the OTC Pink Limited marketplace under the symbol “GTIJF”. Trading on OTC Pink may result in lower trading volumes and reduced liquidity compared to our prior listing, which could make it more difficult for shareholders to sell their shares at a favorable price or at all.

Trading on OTC Pink Limited may result in greater price volatility than when our stock was listed on a national exchange.

Securities quoted on OTC Pink are often subject to greater price volatility than securities on national exchanges. The limited liquidity and market depth may result in wide bid-ask spreads and significant fluctuations in the trading price of our Class A ordinary shares.

The delisting of our Class A ordinary shares could negatively affect investor perception and reduce demand of our shares.

Certain investors may view a delisting as a negative signal regarding our performance or prospects. Additionally, some institutional investors or funds are restricted from investing in OTC Pink securities, which could reduce demand and adversely affect the market price.

Our ability to raise additional capital may limited due to trading on OTC Pink Limited.

Trading on OTC Pink may reduce the attractiveness of our securities in public offerings. The perceived higher risk of OTC Pink securities and potential limitations on institutional investment could reduce demand for our securities in equity offerings.

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

Oversee Third-party Risk

Because we are aware of the risks associated with third-party service providers, Graphjet Technology will implement stringent processes to oversee and manage these risks. We will conduct thorough security assessments of all third-party providers before engagement and maintain ongoing monitoring to ensure compliance with our cybersecurity standards.

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

On August 19, 2025, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser bought the property from which the Company currently operates from, which was owned by the Vendor. As payment for the property to the Vendor, the Company agreed to issue 97,462,455 of its ordinary shares at a per share price of USD$ 0.074, to Tan Chin Teong, which is 1,624,375 post-Share Consolidation Shares. On August 25, 2025, the Company issued 528,464 post-Share Consolidation shares to Tan Chin Teong.

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

Item 4. Mine Safety Disclosures

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

The trading of our Class A ordinary shares on the Nasdaq Global Market was suspended on November 13, 2025, and is currently quoted on the OTC Pink Limited marketplace under the symbol “GTIJF”.

On November 25, 2025, the Company appealed to the Nasdaq Listing and Hearing Review Council under Nasdaq Listing Rule 5820, requested that (i) review and reverse the Panel’s delisting decision of November 11, 2025; and (ii) grant a stay of the Panel’s decision pending the Council’s review of the Company’s appeal in order to allow the Company to complete and present a detailed, evidence-based compliance plan demonstrating a clear and credible path to regain compliance with the Nasdaq Listing Rules. Nasdaq acknowledged the appeal on November 26, 2025, and requested the Company’s plan and supporting documents by December 10, 2025.

On December 10, 2025, the Company submitted its formal appeal together with an updated, documentation-backed compliance plan requesting that the Council (i) review and reverse the Panel’s decision and (ii) authorize a provisional relisting of the Company’s Class A ordinary shares on The Nasdaq Global Market during the pendency of the Council’s review to facilitate implementation of the compliance plan.

Holders

As of December 23, 2025, there were 53 holders of record of our Class A ordinary shares.

Dividends

We have not paid any cash dividends on our Class A ordinary shares to date. The payment of cash dividends by us in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition. The payment of any dividends will be within the discretion of our Board.

Securities Authorized for Issuance Under Equity Compensation Plans

As of September 30, 2025, we did not have any securities authorized for issuance under equity compensation plans. On February 28, 2024, in connection with the Transactions, our shareholders approved the Graphjet Technology 2023 Omnibus Equity Incentive Plan (the “2023 Equity Incentive Plan”). We have reserved a total of 248,385 Class A ordinary shares for issuance pursuant to the 2023 Equity Incentive Plan.

Recent Sales of Unregistered Securities

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 20,000,000 warrants to purchase up to 200,000,000 of the Company’s Class A ordinary shares, at an exercise price of $0.055 to Aiden Lee Ping Wei. After the Share Consolidation, the amount of warrants now held by Aiden Lee Ping Wei is 333,334 warrants to purchase up to 3,333,340 Class A ordinary shares, at an exercise price of $3.30.

On August 14, 2025, the Company executed two separate Subscription Agreements with Yasuka Infinity SDN BHD (“Yasuka Infinity”) and Goh Meng Keong. The Subscription Agreement with Yasuka Infinity is to settle a debt of USD$ 21,129.80 owed by the Company to Yasuka Infinity. As settlement of the debt, the Company agreed to issue 195,646 ordinary shares to Yasuka Infinity. On August 25, 2025, the Company issued 3,261 post-Share Consolidation shares to Yasuka Infinity. The Subscription Agreement with Goh Meng Keong is also to settle a debt of USD$ 553,201.33 owed by the Company to Goh Meng Keong. As settlement of the debt, the Company agreed to issue 11,100,000 ordinary shares to Goh Meng Keong. On August 25, 2025, the Company issued 185,000 post-Share Consolidation shares to Goh Meng Keong.

On August 19, 2025, the Company entered into a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) with Cosmo Esteem SDN BHD, a company incorporated in and under the laws of Malaysia (the “Vendor”) and Graphjet Technology SDN BHD, a wholly owned subsidiary of the Company (the “Purchaser”). Pursuant to the Sale and Purchase Agreement, the Purchaser bought the property from which the Company currently operates from, which was owned by the Vendor. As payment for the property, the Company agreed to issue to Tan Chin Teong, the Vendor’s sole owner, a total of 97,462,455 ordinary shares of the Company at a per share price of USD$ 0.074, which is 1,624,375 post-Share Consolidation Shares. On August 25, 2025, the Company issued 528,464 ordinary shares to Tan Chin Teong.

On September 5, 2025 and September 9, 2025 Tan Chin Teong transferred 500,000 of his Class A Ordinary Shares to third parties. Tan Chin Teong currently holds 28,646 ordinary shares.

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

Positioning itself as a leader in cost efficiency, Graphjet aims to be the foremost producer of premium artificial graphite and graphene. The Company holds patents for its proprietary bio-mass conversion process and graphite production method, and its graphene manufacturing technique. This unique capability positions Graphjet as the sole producer capable of mass-scale production of graphite and graphene using sustainable biomass sources, setting it apart from competitor worldwide.

Since Graphjet Technology uses a widely available waste product as their source, they are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide while maintaining its high quality.

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

In July 2023, the Company secured a production facility in Kampung Baru Subang, Selangor State, Central Malaysia. The Company is currently acquiring suitable machineries and developing processes to commence commercial production. Production is slated to commence by the end of February 2026.

Key Factors Affecting Operating Results

The Company believes the key factors affecting the financial condition and results of operations include the following:

Delisting

The delisting has resulted in tightened credit terms or additional due diligence requirements from certain suppliers and partners, which may impact procurement timelines and working capital needs. In additional, the availability of capital influences our ability to meet keep operational milestones, including the completion of plant construction, installation and commissioning of production equipment, production of synthetic graphite samples for customer testing and qualification and advancing commercial discussion with potential battery and materials partners. Any delays in securing financing may postpone the commencement of production activities or the Company’s ability to meet customer qualification schedules. Nonetheless, our core technology, business model and strategic objectives remain unchanged, and we continue to work with external engineering, procurement, and customer partners to progress optional readiness where possible.

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

During the year, Liu Yu did not own any of the Company’s ordinary shares (2024: 24.3%). The transfers of IP to the Company by Mr. Liu Yu in exchange for stock prior to or at the time of the Company’s IPO through merging with a US SPAC should be recorded at the transferors’ historical cost. Based upon the Company’s records, there is no historical basis of the IP. The excess paid over the IP carrying basis of approximately $6.3 million should be charged as a compensation payable in accordance with ASC 805-50-30-5.

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

The approximately $5.8 million outstanding compensation payable was discounted at an imputed interest rate of 12% per annum, and the amortization expense of debt discount is included in the interest expenses. During the years ended September 30, 2025 and 2024, the Company recorded $71,035 and $350,084 interest expense for the amortization, respectively. As of September 30, 2025 and 2024, the outstanding balance on the payable is $1,296,307 and $737,894, respectively.

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

Graphite Pricing

Graphite Prices have receded since the introduction of export licensing requirement by China in December 2023, and with further declines of approximately 20% for fine-flake graphite in the first ten months of 2024. Meanwhile, in Q3 2025 the graphite price index in North America fell by around 2.7% quarter on quarter due to subdued demand pressure. Tariff measures reduced Chinese supply flows, prompting buyers to reassess sourcing and creating near-term tightness. In addition, high energy and shipping costs elevated production and freight expenses, resulting in constraints in competitive imports and margins.

China has expanded its controls effective November 8, 2025, which mandates export licenses for artificial graphite anode materials and related technology adding a new layer of supply chain and regulatory risk. Our business, financial condition and operating results could be materially and adversely affected to the extent of graphite prices declining, or if supply disruption due to export licensing or trade dynamic translate into higher landed costs or qualification delays.

In addition, the reduction in the price of critical minerals reflect broader market softness, which poses significant challenges for industry growth and revenue stability. As responsible stewards of market expansion and resilience, we continue to monitor these pricing and regulatory developments closely. We are committed to recalibrating our financial forecast and operational strategies to ensure sustainable business practices and competitiveness.

Supply of Palm Kernel Shells

The Company proprietary process relies on palm kernel shells as the primary raw material. While PKS are abundant and sustainable resources, its supply and pricing are influenced by agricultural output, logistics conditions, and competition from other biomass industries. Since initiating the merger exercise in August 2022, we have witnessed a surge in palm kernel shell prices driven by heightened demand, adversely impacting our operational performance due to increased raw material cost. Any further fluctuations in palm kernel shells availability or price could affect production continuity and cost efficiency.

Customer and Border Control Issues by Malaysia and China

The recent border control measures implemented by Malaysia and China have disrupted critical raw material supply chains. These restrictions have impacted our ability to transport and trade graphite efficiently, resulting in delays to qualification timelines, production schedule and timelines and overall costs escalations.

In addition, China’s ban on graphite exports has significant impact on the global supply chain. Graphite, a critical raw material in anode materials and battery production, has seen supply constraints that have led to production slowdowns across the electric vehicle (EV) industry. While we are actively exploring alternative sourcing channels to maintain our supply, we acknowledge the widespread challenges posed by the reduced global graphite demand. Our resolve to navigate these disruptions remains steadfast, as we continuously adapt to evolving market conditions to support sustainable growth and resilience.

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

Conflicts and Geopolitical Positions

The complex geopolitical landscape, particularly the ongoing conflicts, further escalation of the war, as well as further escalation of tensions between various countries could result in a global economic slowdown and long-term changes to global trade, which continues affects global supply chains and trade dynamics. As a result, the Company’s ability to procure raw materials at the desired price may be affected. Furthermore, the Company’s ability to raise equity and debt financing may be impacted by these events, including as a result of increased market volatility, or decreased market liquidity in third-party financing being unavailable on terms acceptable to the Company or at all. The impact of these events on the world economy and the specific impact on the Company’s financial position, results of operations and its cash flows are not yet determinable. We remain acutely aware of these developments and prepared to pivot our strategy to mitigate their impact on our operation.

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

Regulatory Environment

The graphene and graphite industry is governed by laws, which continue to evolve and change over time. The costs and resources necessary to comply with these laws are significant. Our profitability depends in part upon our ability, and that of our affiliated providers and independent contractors, to operate in compliance with applicable laws and to maintain all applicable licenses. To the extent any of our employees or third-party contractors engages in any misconduct or activity in violation of an applicable law, we may be subject to increased liability under the law or increased government scrutiny. If any such action is instituted against us, and we are not successful in defending ourselves or asserting our rights, such action could have a significant impact on our business, including the imposition of significant fines or other sanctions. Complying with any new legislation and regulations could be time-intensive and expensive, resulting in a material adverse effect on our business, prospects, financial condition and/or results of operations.

Impact of U.S Government Shutdown or Disruptions

The Company’ access to international capital and regulatory processing may be affected by disruptions in US government operations. During periods of US government shutdown, agencies such as the Securities and Exchange Commission (SEC) operate with limited staffing or temporary closure. This situation may delay corporate fillings, regulatory reviews, and approvals needed for fundraising activities or listing related processes. As a results, inflow of funds, investor onboarding, and compliance submissions may be postponed, affecting Graphjet’s financing timeline and strategic execution. Extended shutdown periods may also contribute to increased administrative costs, uncertainty in capital markets, and delays in cross-border investment activities. As a growing company, Graphjet’s financial standing will be adversely affected by any delay in raising funds.

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

Semiconductor Industry Challenge

The slowdown in the semiconductor industry, highlighted by Intel’s financial struggles, has a domino effect on industries reliant on high-tech components. Graphjet, which supplies critical materials for chip production may face reduced demand and disrupted partnership. The heavy reliance of Nvidia and AMD on TSMC, alongside China’s influence over Taiwan, creates additional risks. Graphjet Technology may find it harder to secure contracts and partnerships within the semiconductor sector, leading to decreased revenue streams and limited market reach.

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

Government Disruptions and Ceased Operations

Raw materials shortages and supply chain disruptions have led some industry leaders to reduce or cease operations. The lack of cohesive government support exacerbates these issues, making it challenging for company to sustain the operation and meet market demand. The Company may risk reduced output, lost revenues, and potential closure, underscoring the need for a diversified supply chain and strategic support from both industry and government.

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

Supply Chain Disruptions and Strategic Support Challenges

Global supply chain vulnerabilities can significantly disrupt the availability of raw materials and machineries essential for graphite and graphene production. Factor such as natural disasters, geopolitical tensions, and pandemic can create instability in supply chains. Additionally, the challenge of developing effective supply chain strategies and partnership adds complexity. Without strategic support from suppliers and stakeholders, Graphjet may struggle to secure reliable sources for critical materials. Disruptions in the supply chain can lead to production delays, increased operational costs, and potential revenue loss. If key materials become unavailable, Graphjet may be unable to meet customer demand, leading to damaged relationship and reduced market share. Additionally, the inability to establish robust supply chain partnerships could hinder Graphjet’s operational efficiency and long-term growth, ultimately impacting stakeholder confidence and overall financial performance.

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

Increased Global Supply and Price Volatility

A removal of export restrictions could flood the global market with cheaper Chinese graphite and graphene, leading to price volatility. Companies like Graphjet could face margin pressures due to increased competitions and potential price war, particularly in market where they rely on high value or premium materials.

Market Saturation

With China being one of the largest producers of graphite and graphene, lifting export restrictions could lead to market oversupply, driving down prices and potentially reducing the demand for alternative suppliers, affecting the sales and market positioning of companies.

Business Continuity Risk

Without cross-functional backups or a succession plan, the company could face significant challenges in maintaining operational continuity, potentially impacting customer satisfaction and company performance. The lack of a contingency plan may lead to halted operations, revenue loss, or reduced market confidence during transitions.

Technology Transfer and Training Gaps

A lack of knowledge transfer leads to skill gaps, inefficiencies, and increased reliance on external consultants. The absence of structured training processes for employees on the Company’s technology creates a reliance on the China technician and increases risks during transitions or expansions.

Foreign Currency Exchange Rate Fluctuations

The financial performance is exposed to movement in foreign currency exchange rates, primarily between the Malaysian Ringgit, U.S Dollar and Chinese Renmenbi. As certain machinery, raw materials, and technical services are procured internationally, unfavorable exchange rate movements could increase import costs and compress profit margins. Exchange rate volatility also affects the revaluation for foreign-denominated assets and liabilities.

Challenges in Sourcing Equipment and Spare Parts

The manufacturing of synthetic graphite and graphene required highly specialized equipment sourced from limited global suppliers. Disruptions in international logistics, regulatory constraints may delay the delivery of critical components and increase maintenance costs. These challenges can affect production efficiency and reliability.

Challenges in Machinery Maintenance and Repairing Work

The production machinery is highly technical and requires professional servicing and calibration by specialized and competent engineers. Due to the lack equivalent local expertise, maintenance and repair works often necessitate overseas technicians to travel to Malaysia. This results in higher costs arising from international travel, accommodation, and service fees, as well as potential downtime during the repair period. Extended repair cycles can adversely impact production schedules and output levels. To address this, Graphjet is progressively developing in-house technical talent and establishing long term service contracts with equipment manufacturers.

Material Wastage During Research and Development Stage

During the research and development (R&D) phase, a certain degree of material wastage is unavoidable as the Company continues to optimize production processes and improve product quality. Experimental trials, testing of new parameters and process calibration may result in higher consumption of raw materials and energy without corresponding commercial output. These inefficiencies contribute to increased short term operating costs and may affects gross margins during the early stages of technological development. Nonetheless, such R&D activities are essential for long term process innovation, yield enhancement, and product customization to cater to the needs of the customers.

Limited Exposure to Investor and Capital Markets

As a technology driven company in the advanced materials sector, Graphjet’s growth depends significantly on access to investors and funding sources. Limited visibility in global capital markets may constrain opportunities to attract strategic investors or secure competitive financing. Broader market volatility and risk-averse investor sentiment in the renewable and materials sectors could further delay investment inflows and expansion initiatives.

Technological Performance and Process Efficiency

Graphjet’s profitability depends on the operational stability and efficiency of its proprietary graphite and graphene production technology. Any technical challenges that reduce conversion yield, product uniformity, or process consistency could increase operating costs and lower production output. Continuous process improvement, technical audits, and equipment are critical to maintaining stable and efficient operations.

Regulatory and Environmental Compliance

Graphjet operate under stringent environmental and industrial regulations. Changes in local or international environmental laws, waste disposal standards, or carbon emission policies could require additional investment in compliance that may result in financial penalties, production delays, or reputational damage. The Group continues to adopt best practices in environmental management and sustainability.

Market Demand and Industry Trends

The global demand for graphite and graphene is closely linked to the growth of electric vehicles (EV), renewable energy storage and semiconductor manufacturing industries. Any slowdown in these sectors, or changes in government incentives supporting green technologies, may influence sales volume and product pricing. Maintaining market adaptability and expanding into new applications are key to sustaining long term growth.

Operational and Human Resources Factors

Graphjet relies heavily on a skilled and stable workforce, particularly in technical, engineering, and production roles. Shortages of qualified manpower, turnover, or occupational safety incidents may affect productivity and operational continuity. The Company prioritizes workforce training, retention programs, and occupational safety standards to mitigate these risks.

Dependence on External Funding at Pre Revenue Stage

As the Company is currently in its early commercialization phase and has not yet generated operational revenue, continued funding is essential to support general operations, including plant commissioning, R&D activities, compliance commitments, and working capital requirements. The Company is dependently on timely capital injections from investors to sustain operating expenditure and execute strategic growth plans. Any delays or limitations in securing external financing whether due to market conditions, regulatory processes, or macroeconomic factors may affect the Company’s liquidity position, project timelines, and overall business continuity. Ensuring stable funding access remains critical until commercial production and revenue generation reach a self-sustaining level.

Loss of Key Technical Person

Our operation depends significantly on the expertise of key technical personnel involved in process development, engineering, and technology execution. The loss of any such individual could disrupt operations, delay project milestones, and adversely impact our technology development and commercialization efforts. Competition for qualified technical talent in intense, and we may experience difficulty in replacing critical personnel on a timely basis, which could materially and adversely affect our business and operating results.

Trends and Uncertainties

The Company is subject to several known trends and uncertainties that may materially affect the Company’s future financial performance, liquidity position, and operational progress.

Liquidity and capital Resources

The transition of Graphjet’s common stocks to OTC market has resulted in significantly lower trading liquidity, making it more difficult for shareholders to transact at desired prices. This reduced liquidity also limits the Company’s ability to raise capital through equity financing, a critical requirement for implementing our expansion plans including advancing construction of our production facility, acquiring industrial machineries, and supporting ongoing R&D activities. Furthermore, financing cost may increase as lenders and investor’s view OTC traded companies as carrying higher risk. These factors may constrain the Company’s strategic flexibility, including its ability to enter partnerships, invest in growth initiatives, or issue equity-based compensation.

Financial Condition and Operational Impact

If the Company is delisted from Nasdaq, there may be negative influences to the Company’s financial condition, including downward pressure on market capitalization and potential implications for negotiations with suppliers, lenders, and business partners. Reduced investors visibility and lower valuation levels could also impact credit terms or the Company’s ability to secure favorable financing packages. The Company is evaluating whether the delisting and subsequent changes in market value indicate impairment of assets such as machinery, patents, or other technology related intangibles. Operationally, delays in capital inflows may affect the timeline for completing plant expansion, commissioning production lines, and producing qualified graphite for commercial sampling or customer testing.

Updated Risk Profile

If the Company is delisted from Nasdaq, Graphjet’s risk environment would change materially. The Company will then face heightened market and liquidity risk due to lower trading volume and increased stock price volatility. Financing risk may increase as raising large scale capital for plant expansion and commercialization may become more challenging. Reputational risk may arise as some customers, suppliers, or potential strategic partners could perceive the delisting as a sign of instability. Operational and supply chain risks may also intensify if project timelines are extended. In addition, the Company may face ongoing compliance obligations under SEC regulations, which may require increased internal resources despite its OTC status.

Timing of Equipment Deliveries and Supplier Commitments

The equipment required for graphite involves long lead times and supplier may require significant amount of payment prior to installation. Certain suppliers may require stronger financial assurance before shipment, which may delay procurement, installation, and commissioning schedules. These factors may extend the overall project timeline and impact operational readiness.

Governance, Internal Controls, and Compliance

Graphjet conducted a review of its governance and internal control environment. The Company determined that its internal control over financial reporting remains effective and that no material weaknesses were identified as a direct result of the delisting. Graphjet is strengthening its compliance framework to ensure continued adherence to SEC reporting requirements and is enhancing communication efforts to maintain transparency with investor. Management is also evaluating whether improvements to broad governance, committee structures, or oversight process may be beneficial in restoring investor confidence and supporting long term market credibility.

Management opportunities

Sustainability Practices

We are enhancing the Company’s ESG profile by adopting green manufacturing methods and contributing to sustainable innovations. Company’s commitments to excellence in environmental, quality and health & safety management are driving operational, financial, and reputational gains that align with global best practices. In Malaysia, approximately 5 million tons of palm kernel shells (PKS) are produced annually, but our production only utilized a small fraction of that amount. Increasing the usage of palm kernel shells in producing graphene and graphite could significantly help reduce waste in Malaysia. Graphjet’s award-winning proprietary manufacturing technology achieved up to an 83% reduction in carbon footprint and up to an 80% reduction in production costs, setting a new benchmark for sustainability and efficiency in the industry.

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

Cost and Quality Advantage

The Company’s patented production technology and its use of low-cost raw materials, such as palm kernel shells, give it a significant edge over traditional suppliers. The Company can offer graphene and graphite at a lower production cost while maintaining higher quality standards, enhancing its higher quality standards, enhancing its competitiveness in the market.

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

Proposed Future Compliance Plan

Strategic Plan on Completing Development and Transitioning to Commercialization

Graphjet’s strategic priority is to complete its development and commissioning phase to prepare for commercial preparation. This phase represents a transition from technology build out and pilot validation to establishing stable, revenue generating industrial operations. The Company is finalizing the system integration, validating process stability and establishing production protocols. Key activities include refining operating parameters, quality control system and process safety measures to support consistent output under commercial conditions.

Technical Capability and Workforce Development

The Company is strengthening engineering, production and quality assurance controlling teams, implementing training programs, and formalizing standard operating procedures. These activities support long term operational reliability and regulatory compliance.

Customer Qualification

The Company continues to progress customer qualification programs, including products testing and performance validation with potential customers in the battery and advanced materials sectors. Successful qualifications are required before commercial supply agreements can commence.

Transition to Commercial Operations

Following the development completion, the Company intends to begin commercial production and supply. The Company expects to ramp up production in phases, secure commercial agreements, and expand customer support and logistic capabilities as demand scales.

Capital and Funding Plans

Completion of Development and Commissioning Phase

To support the completion of Company’s development stage and enable the transition into full commercial production, a disciplined and phased capital strategy has been established. The Company’s capital and funding plans are structured to ensure sufficient liquidity, optimize cost of capital, and align financing resources with strategic growth priorities. Graphjet remains focused on securing the necessary capital to finalize commissioning activities, optimize equipment performance, and complete the remaining engineering and operational readiness milestones. Funding at this stage will be directed towards to support final system integration, specialist technical assistance, quality and process optimization, and working capital requirement during the initial production ramp-up phase. These investments are essential to achieving stable commercial output while maintaining product quality and operational reliability.

Expansion Strategy and Capacity Growth

Following successful commissioning and initial product delivery, Graphjet plans to execute a structured capacity-expansion program Capital spending will focus on scaling production capacity, upgrading automation and process efficiencies, enhancing supporting infrastructure and logistics, expanding research and development initiatives, and strengthening the technical talent base through targeted recruitment and upskilling. This phased expansion strategy ensures alignment with customer qualification cycles and emerging market demand.

Diversified Funding Approach

To support its growth plan, Graphjet is pursuing a diversified funding structure. This includes engagement with strategic and institutional investors, asset-based financing, strategic partnerships or join venture structures, and the use of traditional banking and working capital facilities. Potential future access to capital market instruments is also under consideration. This approach enhances financial flexibility and ensures a balanced capital structure.

Government Programs and Incentives

Graphjet intends to actively leverage government incentive programs across key jurisdictions, including Malaysia, United States and other strategic markets. These initiatives support sustainable manufacturing, technology commercialization, critical materials development, and supply chain resilience. In particular, the United States government has introduced significant incentive frameworks to encourage domestic and allied supply chains for battery critical materials including graphite. These programs include grants, investment support mechanisms, and procurement-priority frameworks designed to reduce foreign dependency and strengthen North American clean energy supply chain. As a low carbon synthetic graphite producer, Graphjet is well positioned to explore eligibility and benefit from such programs to accelerate market entry and capacity expansion.

Strategic Partnerships and Investor Engagement

Graphjet continues to strengthen engagement with existing and prospective investors, strategic customers and industrial partners. These relationships may support collaborative funding models, offtake-aligned financing structures, and technology development initiatives, enhancing both market position and capital efficiency.

Components of Results of Operations

Results of Operations

The following information includes, in Graphjet Technology’s opinion, all adjustments necessary to state fairly its consolidated results of operations for the years ended September 30, 2025 and 2024. This data should be read in conjunction with Graphjet Technology’s consolidated financial statements and notes thereto.

Comparison for the years ended September 30, 2025 and 2024

	For the Years Ended
	September 30,		Changes
	2025	2024	Amount	%
Revenues	92,776	—	92,776	100%
Cost of revenue	192,941	—	192,941	100%
Gross loss	(100,165)	—	(100,165)	100%
Operating expenses
General and administrative expenses	3,221,712	17,438,014	(14,216,302)	(81.52)%
Share compensation expense	19,200,000	—	19,200,000	100.00%
Loss from operations	(22,521,877)	(17,438,014)	(5,083,863)	(29.2)%
Other income/(expenses), net	6,111,107	(377,293)	6,488,400	(1719.7)%
Net loss	(16,410,770)	(17,815,307)	1,404,537	(7.88)%

Revenues

Our revenues increased by approximately $92,776, or 100% for the year ended September 30, 2025. The increase had resulted from selling side products since June 2025.

Cost of revenues

Cost of revenues mainly consists of cost to manufacture products, primarily includes the cost to purchase raw materials, direct labor, and other related costs that are attributable to production. Our cost of revenues increased by approximately $192,941, or 100% for the year ended September 30, 2025. The increase in cost of revenues was consistent with the increase in products revenue.

Gross loss

Our gross loss was approximately $100,165 for the year ended September 30, 2025, mainly because we have not commenced commercial sales as our production line was operated at a low productivity level and the side products were also sold for a discount due to the deterioration in quality because of prolonged storage time. We expect to have a better gross margin when we begin our official graphite production.

Operating Expenses

Operating expenses included general and administrative expenses and share of compensation expenses in the year ended September 30, 2025.

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

General and administrative expenses decreased by approximately $14.2 million, or 81.5%, from approximately $17.4 million for the year ended September 30, 2024, to approximately $3.2 million for the year ended September 30, 2025. The decrease was primarily driven by bonus provision made last year of $13.8 million. On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. During the year ended September 30, 2025, bonus provision was reversed due to resignation of senior management staffs. The reversal is captured under other income.

Share compensation expense increased by $19.2 million for the year ended September 30, 2025 compared with the year ended September 30,2024 due to issuance of warrants to a shareholder.

Other Income/(expenses) net

Other income mainly includes reversal of bonus amounting to $6,683,824, calculated at an average exchange rate of 4.3441, based on a denominated reversal value of $6,900,000, exchange gain of $1,268,218 and interest income of $231,522 offset against compensation expense on debt restructuring of $996,524, loss on debt settlement of $993,267 and loan interest of $83,440.

Net Loss

Net loss reduced by approximately $1.4 million, or 8%, from approximately $17.8 million for the year ended September 30, 2024, to approximately $16.4 million for the year ended September 30, 2025. Such change was mainly due to the reasons discussed above.

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

The Company has reversed a provision for bonus amounting to $ 6,683,824, calculated at an average exchange rate of 4.3441, based on a denominated reversal value of $ 6,900,000 million during the year.

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

Through September 30, 2025, we have incurred cumulative losses from operations, negative cash flows from operating activities, and have an accumulated deficit of $42.2 million. We are a pre-revenue organization that possesses patented technologies and in production testing phase of operation at the factory located at Kampung Baru Subang district of Selangor State in Central Malaysia. While management expects that the net impact of the Business Combination along with our cash balances held prior to the Closing Date will be sufficient to fund our current operating plan for next 12 months from the date these consolidated financial statements were available to be issued, there is significant uncertainty around our ability to meet the going concern assumption beyond that period without raising additional capital.

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

On November 13, 2025, Graphjet’s Class A ordinary shares were suspended from trading on The Nasdaq Global Market and are now quoted on the OTC Pink Limited marketplace under the symbol “GTIJF”. The delisting may reduce the liquidity and marketability of Graphjet’s Class A ordinary shares. While Graphjet remains a reporting company under the Securities Exchange Act of 1934, trading on OTC Pink may limit investor access and reduce trading volume compared to the prior exchange listing.

The following tables set forth a summary of our key components of cash flows for the years ended September 30, 2025 and 2024.

	For the Years Ended
	September 30,
	2025	2024
	USD	USD

Net cash used in operating activities	$(2,119,350)	$(3,026,529)
Net cash used in investing activities	(433,440)	(1,438,033)
Net cash provided by financing activities	2,310,031	4,706,973
Effect of exchange rate changes	(98,542)	104,814
Net change in cash	(341,301)	347,225
Cash, beginning of year	348,655	1,430
Cash, end of year	$7,354	$348,655

Operating activities

Net cash used in operating activities for the year ended September 30, 2025 was approximately $2.1 million and was primarily attributable to a net loss of approximately $16.4 million. Cash outflow was also attributable to the adjustment of non-cash movement of reversal of bonus provision for senior management staffs of $6.6 million, decrease in exchange differences arising from debt settlement and reversal of bonus of $956,511, decrease in Account receivable of approximately $5,427, decrease in unrealized gain on reversal of bonus provision for a shareholder of approximately $350,869, decrease in interest payable of $418,562 and decrease in Operating lease liabilities of $47,000. Cash outflow was partially offset by share compensation expense of $19.2 million, loss from debt settlement of $0.9 million, other payables of $1.4 million and payables to prior shareholders of $765,001.

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

Investing activities

Net cash used in investing activities for the year ended September 30, 2025 was approximately $0.4 million, which was due to purchases of fixed assets.

Net cash used in investing activities for the year ended September 30, 2024 was approximately $1.4 million, which was due to purchase of fixed assets.

Financing activities

Net cash provided by financing activities for the year ended September 30, 2025 was approximately $2.3 million which mainly consisted of proceeds from short-term loans with related-party of approximately $1.3 million and proceeds from issuance of ordinary shares of $0.9 million.

Net cash provided by financing activities for the year ended September 30, 2024 was approximately $4.7 million which mainly consisted of proceeds from long-term debt with related-party of approximately $2.9 million, proceeds from PIPE investment of $2.5 million, and proceeds from short-term loans with related-party of approximately $0.3 million. The cash provided by financing activities was offset by payments of deferred merger costs of approximately $0.9 million, and repayments to long-term debt - related party of approximately $0.1 million.

Off-Balance Sheet Arrangements

As of September 30, 2025, we did not have any off-balance sheet arrangements, including arrangements that would affect our liquidity, capital resources, market risk support, and credit risk support, or other benefits.

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

Fair value of financial instruments (Warrants)

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

Upon completion of the Business Combination, all of Graphjet’s outstanding public and private warrants (See Note 18) were replaced by the Company’s public and private warrants. The Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer, who also serves as our Chief Financial Officer (the “Certifying Officer”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officer concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting as of September 30, 2025. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013). Based on our assessments and those criteria has determined that material weaknesses existed whereby the Company lacks backup personnel in key approval processes related to financial transactions and reporting, as most reviews and approvals are performed by the Senior Finance Manager and the Company does not have a separate CFO, increasing the risk of control failure in the absence of primary approvers. Formal approvals for journal entries are not consistently recorded in the accounting system, and management can independently modify entries during review without secondary authorization. Audit logs are not reviewed in a timely manner, and system limitations allow manual entry and deletion of journal entries. Combined with weak controls, this increases the risk of missing entries and potential misstatements in the financial statements. The Company lacks sufficient U.S. GAAP expertise and a strong internal control framework, increasing the risk of material misstatements. Management’s accounting estimates may be subject to bias or error, leading to potentially inaccurate financial reporting.

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

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

The following table sets forth, as of September 30, 2025, the name, age and position of each of our executive officers and directors.

Name	Age	Position
Executive Officers
Chris Lai Ther Wei (1)	43	Chief Executive Officer, Chief Financial Officer, Chairman, and Director
Non-Executive Directors
Tan Song Jie (2)	37	Director
Ang Chee Yong (2)	42	Director
Chen Siow Woon (3)	45	Director
Pwa Yee Guo (3)	35	Director

(1)	Class I Director
(2)	Class II Director
(3)	Class III Director

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

Director Independence

As a result of our Class A ordinary shares initially being listed on Nasdaq, we continue to adhere to the listing rules of Nasdaq in affirmatively determining whether a director is independent. Our Board has consulted, and will consult, with its counsel to ensure that the board’s determinations are consistent with those rules and all relevant securities and other laws and regulations regarding the independence of directors. The Nasdaq listing standards generally define an “independent director” as a person, other than an executive officer of a company or any other individual having a relationship which, in the opinion of the issuer’s board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

The directors Tan Song Jie, Chen Siow Woon, and Ang Chee Yong qualify as independent directors as defined under the listing rules of Nasdaq, and our board consists of a majority of independent directors, as defined under the rules of the SEC and Nasdaq Listing Rules relating to director independence requirements. In addition, we are subject to the rules of the SEC and Nasdaq relating to the membership, qualifications, and operations of the audit committee, the remuneration committee, and the nominating and corporate governance committee, as discussed below.

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

Audit Committee

The members of the audit committee are Tan Song Jie (Chair), Chen Siow Woon, and Ang Chee Yong. Our Board has determined that each of the members of the audit committee will be an “independent director” as defined by, and meet the other requirements of the Nasdaq Listing Rules applicable to members of an audit committee and Rule 10A-3(b)(i) under the Exchange Act, including that each member of the audit committee can read and understand fundamental financial statements in accordance with Nasdaq audit committee requirements. In arriving at this determination, the Board examined each audit committee member’s scope of experience and the nature of their prior and current employment. The audit committee will meet on at least a quarterly basis. Both the Company’s independent registered public accounting firm and management intend to periodically meet privately with our audit committee.

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

Item 11. Executive Compensation

References to the “Company,” “Graphjet Technology,” “our,” “us” or “we” in the following section refer to Graphjet prior to the Business Combination.

Summary Compensation Table

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		Option Awards ($)	All other Compensation ($)	Total ($)
Chris Lai Ther Wei(1)	2025	300,000	-	-	(6)	-	400,000	700,000
Tan Song Jie	2025	-	-	-		-	-	-
Ang Chee Yong	2025	-	-	-		-	-	-
Chen Siow Woon	2025	-	-	-		-	-	-
Pwa Yee Guo	2025	-	-	-		-	-	-

(1)	Annual salary represents the full-year rate for 2025. Chris Lai Ther Wei commenced employment on March 10, 2025; therefore, only a portion of this salary has been earned as of the date of this prospectus.

(6)	A part of his compensation, Chris Lai will be issued an amount of the Company’s Class A Ordinary Shares, par value $0.006 per share, equal to RM 500,000.

Executive Compensation

Chris Lai was officially appointed as Chief Executive Officer on April 4, 2025, through a letter sent by the Company and signed by Aiden Lee Ping Wei, the Company’s former Chief Executive Officer. Such letter included his responsibilities as Chief Executive Officer, in addition to his responsibilities as Chief Financial Officer. In connection with his appointment, Chris Lai will receive:

●	an initial base salary of RM 300,000 per year;

●	an initial allowance of RM 400,000 per year; and

●	an amount of the Company’s Class A Ordinary Shares, par value $0.006 per share, equal to RM 500,000. These shares have not been issued to Chris Lai.

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

The aggregate number of the Class A Ordinary Shares that may be issued or used for reference purposes under the Equity Incentive Plan or with respect to which Awards (as defined below), including but not limited to incentive equity options (“ISO”), may be granted by Graphjet Technology shall not exceed 248,385 Ordinary Shares (the “Share Reserve”).

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

Subject to adjustment, as provided in the Equity Incentive Plan, the maximum dollar value of Shares underlying Awards that may be granted to a director in any financial year shall be $250,000, or during a director’s initial financial year with Graphjet Technology or its Subsidiary, 200% of such amount. In addition, the Board may provide for a limit on the dollar value or maximum aggregate number of Shares underlying Awards that may be granted to anyone Named Executive Officer (as defined in the Equity Incentive Plan) of the Graphjet Technology or any Subsidiary in any financial year, subject to adjustment as provided in the Equity Incentive Plan.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information regarding the beneficial ownership of the Company’s Class A Ordinary Shares as of September 30, 2025, by: (i) each director; (ii) each of our named executive officers; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than five percent of any class of our Class A Ordinary Shares.

We have determined beneficial ownership in accordance with the rules of the SEC. Except as indicated by the footnotes below, we believe, based on the information furnished to us, that the persons and entities named in the table below have sole voting and investment power with respect to all shares of common and/or preferred share that they beneficially own, subject to applicable community property laws. The table is based upon information supplied by officers, directors and principal shareholders, including information set forth in ownership reports filed with the SEC.

The percentages below are based on a total of 3,845,062 Class A ordinary shares in issue as of December 23, 2025.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all Class A ordinary shares beneficially owned by them. Unless otherwise noted, the business address of each of the following entities or individuals is Lot 3895, Lorong 6D, Kampung Baru Subang, Seksyen U6, 40150 Shah Alam, Selangor, Malaysia.

Name of Beneficial Owner	Number of Shares		% of Class(1)
Directors and Named Executive Officers
Chris Lai Ther Wei	--		--
Tan Song Jie	--		--
Ang Chee Yong	--		--
Chen Siow Woon	--		--
Pwa Yee Guo	--		--
Greater than 5% Holders
Aiden Lee Ping Wei	2,314,823	(2)	60.20%
Fam Chee Way	250,000		6.50%
Farhash Wafa Salvador	250,000		6.50%
Goldman Sachs & Co. LLC(3)	247,493		6.44%

(1)	Percentage is calculated based on the 3,845,062 Ordinary Shares outstanding as of December 23, 2025.

(2)	Consists of Class A Ordinary Shares beneficially owned by Aiden Lee Ping Wei, which includes: (i) 1,048,412 Class A Ordinary Shares, par value $0.006 issued to Aiden Lee Ping Wei in connection with Share Purchase Agreements dated April 22, 2025, between Aiden Lee Ping Wei and each of Lim Hooi Beng, Aw Jeen Rong, and Liu Yu; (ii) 148,081 Class A Ordinary Shares issued to Aiden Lee Ping Wei in connection with that certain Employment Agreement dated March 14, 2025 between the Company and Aiden Lee Ping Wei; and (iii) 483,330 Class A Ordinary Shares issuable upon exercise of a portion of the 333,334 warrants to purchase up to 3,333,340 Class Ordinary Shares, issued to Aiden Lee Ping Wei, pursuant to that certain Warrant Subscription Agreement dated May 15, 2025, between the Company and Aiden Lee Ping Wei. Such 483,330 Class A Ordinary Shares are deemed to be “beneficially owned” by Aiden Lee Ping Wei under applicable rules, and the remaining 2,850,010 Class A Ordinary Shares are subject to the shareholder approval requirement under Nasdaq Listing Rule 5635(d) and are not exercisable until such approval is obtained.

(3)	Consists of 185,000 Class A Ordinary Shares, issued at $3 per share, to Goh Meng Keong pursuant to that certain Debt Settlement and Subscription Agreement dated August 14, 2025. For the year ended 30th September 2025, the Company has made a settlement amount of $ 475,285 (RM 2,000,000) to Mr. Goh Meng Keong. As settlement of the debt, the Company agreed to issue 11,100,000 ordinary shares, which is 185,000 post-Share Consolidation shares.

Securities Authorized for Issuance Under Equity Compensation Plans

The information contained under the heading “Director Independence” in Part II, Item 5. “Securities Authorized for Issuance Under Equity Compensation Plans” is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 20,000,000 warrants to purchase up to 200,000,000 of the Company’s Class A ordinary shares, at an exercise price of $0.055 to Aiden Lee Ping Wei. After the Share Consolidation, the amount of warrants now held by Aiden Lee Ping Wei is 333,334 warrants to purchase up to 3,333,340 Class A ordinary shares, at an exercise price of $3.30.

In May, June, July and August 2025, the Company entered nine loan agreements with Mr. Lee Ping Wei for working capital purpose. The loans are unsecured, with interest bearing of 15% per annum and due on demand. As of September 30, 2025, total loans drawdown was $1,259,507. For the twelve months ended September 30, 2025, there was interest expense of $45,173. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Lee Ping Wei	$118,821	15% p.a	May 27, 2025	Due on demand
Lee Ping Wei	$71,293	15% p.a	June 3, 2025	Due on demand
Lee Ping Wei	$71,293	15% p.a	June 10, 2025	Due on demand
Lee Ping Wei	$118,821	15% p.a	June 16, 2025	Due on demand
Lee Ping Wei	$118,821	15% p.a	June 25, 2025	Due on demand
Lee Ping Wei	$237,643	15% p.a	July 01, 2025	Due on demand
Lee Ping Wei	$237,643	15% p.a	July 7, 2025	Due on demand
Lee Ping Wei	$142,586	15% p.a	July 29, 2025	Due on demand
Lee Ping Wei	$142,586	15% p.a	August 20, 2025	Due on demand

	September 30, 2025	September 30, 2024
Total interest payable	$1,259,507	$-
Total debt and interest payable	$46,632	$-

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

Item 14. Principal Accountant Fees and Services

The following is a summary of fees paid or to be paid to Adeptus Partners LLC and Kreit & Chiu CPA LLP, for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Adeptus Partners LLC and Kreit & Chiu CPA LLP in connection with regulatory filings. The aggregate fees billed by Adeptus Partners LLC for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for September 30, 2025 was NIL and the three quarters of 2024, totaled $65,000. The aggregate fees billed by Kreit & Chiu CPA LLP for professional services rendered for the audit of our annual financial statements, and other required filings with the SEC for the years ended September 30, 2025 and 2024 totaled $245,850 and $403,943 respectively. The above amounts include interim procedures and audit fees (including the 2023 re-audit fees and overrun costs incurred in 2025), as well as attendance at audit committee meetings.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards.

Tax Fees. We did not pay Adeptus Partners LLC or Kreit & Chiu CPA LLP for tax planning and tax advice for the years ended September 30, 2025 and 2024.

All Other Fees. We did not pay Adeptus Partners LLC or Kreit & Chiu CPA LLP other fees for the years ended September 30, 2025 and 2024.

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

Exhibit No.	Description
2.1†	Share Purchase Agreement, dated August 1, 2022, by and among Energem Corp., Mr. Swee Guan Hoo, in his capacity as Purchaser Representative, Graphjet Technology Sdn., and the Selling Shareholders (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K, filed by Energem on August 2, 2022).
3.1*	Amended and Restated Memorandum of Association and Articles of Association.
4.1*	Warrant Subscription Agreement dated May 15, 2025, by and between Graphjet Technology and Aiden Lee Ping Wei
4.2*	Form of Warrant dated May 16, 2025, by and between Graphjet Technology and Aiden Lee Ping Wei
4.4*	Description of Graphjet Technology Securities
10.1*	Debt Settlement and Subscription Agreement dated August 14, 2025, by and between Graphjet Technology and Yasuka Infinity Sdn Bhd
10.2*	Debt Settlement and Subscription Agreement dated August 14, 2025, by and between Graphjet Technology and Goh Meng Keong.
10.3*	Sale and Purchase Agreement dated August 19, 2025, by and between Graphjet Technology, Graphjet Technology Sdn Bhd, and Cosmo Esteen Sdn Bhd.
10.4*	Master Loan Agreement dated October 16, 2025, by and between Graphjet Technology and International Liquidity, LLC.
10.5*	Master Pledge Agreement dated October 16, 2025, by and between Graphjet Technology and International Liquidity, LLC.
10.6+	Graphjet Technology Equity Incentive Plan (incorporated by reference to Annex C to the Registration Statement on Form S-4, filed by Energem on January 23, 2023).
21.1	List of Subsidiaries of Graphjet Technology (incorporated by reference to Exhibit 21.1 to the Form 8-K, filed by Graphjet Technology on March 20, 2024)
31.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97.1*	Clawback Policy
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith
+	Indicates a management or compensatory plan
†	Schedules to this exhibit have been omitted pursuant to Item 601(b)(2) of Registration S-K. The Registrant hereby agrees to furnish a copy of any omitted schedules to the SEC upon request.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

Graphjet Technology

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Graphjet Technology (the “Company”) as of September 30, 2025 and 2024, the related statements of operations and comprehensive loss, changes in shareholders’ equity (deficit), and cash flows for each of the two years in the period ended September 30, 2025 and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of Graphjet Technology as of September 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue on a going concern basis. As more fully described in Note 2 to the consolidated financial statements, the Company incurred a net loss of US$16,410,770 for the year ended September 30, 2025, with a working capital deficit of US$10,059,898 as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might become necessary should the Company be unable to continue as a going concern.

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

We have served as the Company’s auditor since 2024.

/s/ Kreit & Chiu CPA LLP

Los Angeles, California

December 23, 2025

GRAPHJET TECHNOLOGY

CONSOLIDATED BALANCE SHEETS

	September 30,	September 30,
	2025	2024

ASSETS
CURRENT ASSETS
Cash	$7,354	$348,655
Accounts receivables, net	5,602	—
Inventories	38,877	73,922
Prepaid expenses	5,486	12,200
Deposits	30,918	29,888
Other receivables	103,587	113,108
Total Current Assets	191,824	577,773

NON-CURRENT ASSETS
Property and equipment, net	1,820,772	1,593,400
Intangible assets, net	2,613	262
Prepaid deposit	2,344,707	—
Operating right-of-use assets	16,975	—
Total Non-current Assets	4,185,067	1,593,662

Total Assets	$4,376,891	$2,171,435

LIABILITIES AND SHAREHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts Payable	$17,061	$—
Loans from third parties	55,478	600,626
Loans from prior shareholders	471,738	358,326
Payables to prior shareholders	3,010,132	2,159,866
Other payables and accrued expenses	1,887,395	1,232,422
Deferred underwriting commission payable	—	1,541,025
Compensation payable to a shareholder	—	737,894
Loan from a shareholder	1,306,139	—
Payable to a shareholder	36,804	—
Provision for bonus	3,450,000	13,800,000
Operating lease liabilities, current	16,975	—
Total Current Liabilities	10,251,722	20,430,159

NON-CURRENT LIABILITIES
Payables to a prior shareholder	3,702,862	—
Compensation payable to a prior shareholder	1,296,307	—
Total Non-current Liabilities	4,999,169	—
Total Liabilities	15,250,891	20,430,159

COMMITMENTS AND CONTINGENCIES (See Note 21)

SHAREHOLDERS’ EQUITY (DEFICIT)
Ordinary share, $0.006 par value; 8,333,333 shares authorized; 3,210,062 and 2,445,647 shares issued and outstanding as of September 30, 2025 and 2024*	19,260	14,674
Additional paid-in capital	32,659,814	7,812,836
Accumulated deficit	(42,209,667)	(25,798,897)
Accumulated other comprehensive (loss) income	(1,343,407)	(287,337)
Total Shareholders’ Deficit	(10,874,000)	(18,258,724)
Total Liabilities and Shareholders’ Deficit	$4,376,891	$2,171,435

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	September 30,
	2025	2024
Revenues	$92,776	$—
Cost of revenue	192,941	—
Gross loss	(100,165)	—

Operating expenses:
General and administrative expenses	3,221,712	17,438,014
Share compensation expense	19,200,000	—
Total operating expenses	22,421,712	17,438,014

Loss from operations	(22,521,877)	(17,438,014)

Other income (expenses)
Reversal of bonus provision	6,683,824	—
Interest income/ (expense)	150,415	(375,782)
Other expenses, net	(723,132)	(1,511)
Total other income/(expenses), net	6,111,107	(377,293)

Loss before income tax	(16,410,770)	(17,815,307)

Income tax expense	—	—

Net loss	$(16,410,770)	$(17,815,307)

Foreign currency translation adjustment	(1,056,070)	(341,340)

Total comprehensive loss attributable to ordinary shareholders	$(17,466,840)	$(18,156,647)

Weighted average number of ordinary shares outstanding*
Basic	2,530,359	2,377,923
Diluted	2,530,359	2,377,923

Loss per share ordinary share
Basic	$(6.49)	$(7.49)
Diluted	$(6.49)	$(7.49)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY

CONSOLIDATED STATEMENTS OF CHANGE IN SHAREHOLDERS’ EQUITY (DEFICIT)

			Additional		Accumulated
	Ordinary Share		paid-in	Accumulated	other
	(Restated)		Capital	Deficit	comprehensive
	Shares*	Amount*	(Restated)	(Restated)	income (loss)	Total
BALANCE, September 30, 2023	2,295,833	$13,775	$587,499	$(7,983,590)	$54,003	$(7,328,313)
Issuance of ordinary shares upon completion of reverse recapitalization	111,480	669	(3,474,433)	—	—	(3,473,764)
Issuance of ordinary shares for PIPE investment	4,167	25	2,499,975	—	—	2,500,000
Loan payment converted to shares	34,167	205	8,199,795	—	—	8,200,000
Net loss	—	—	—	(17,815,307)	—	(17,815,307)
Foreign currency translation	—	—	—	—	(341,340)	(341,340)
BALANCE, September 30, 2024	2,445,647	$14,674	$7,812,836	$(25,798,897)	$(287,337)	$(18,258,724)
Sales of ordinary shares	10,885	65	989,762	—	—	989,827
Issuance of ordinary shares to underwriter	10,754	65	1,540,960	—	—	1,541,025
Issuance of warrants	—	—	19,400,000	—	—	19,400,000
Additional ordinary shares of round-up adjustment due to share consolidation	51	—	—	—	—	—
Issuance of ordinary shares to Depository Trust Company	26,000	155	(155)	—	—	—
Issuance of shares for the settlement of amount due to third party and creditors	188,261	1,130	573,202	—	—	574,332
Issuance of shares for deposit placed for purchase of factory building	528,464	3,171	2,343,209	—	—	2,346,380
Net loss	—	—	—	(16,410,770)	—	(16,410,770)
Foreign currency translation	—	—	—	—	(1,056,070)	(1,056,070)
BALANCE, September 30, 2025	3,210,062	$19,260	$32,659,814	$(42,209,667)	$(1,343,407)	$(10,874,000)

*	Giving retroactive effect to reverse recapitalization effected on March 14, 2024 to reflect exchange ratio of approximately 55.1 as described in Note 4 and share combination at a ratio of one-for-sixty effected on August 25, 2025 as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

GRAPHJET TECHNOLOGY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	September 30,
	2025	2024
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,410,770)	$(17,815,307)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization	359	103
Depreciation	178,814	27,113
Share compensation expense	19,200,000	—
Amortization of operating lease right-of-use assets	47,280	—
Reversal of bonus provision for senior management staff	(6,683,824)	—
Unrealized exchange gain on bonus provision for a shareholder	(350,869)	—
Realized exchange gain on reversal of bonus provision for senior management staffs	(701,738)	—
Unrealized exchange gain on debt settlement to prior shareholder	(254,773)	—
Loss from debt settlement	993,268	—
Loss from disposal of intangible asset	193	—
Change in operating assets and liabilities:
Accounts receivables	(5,427)	—
Prepaid expenses	6,261	145,106
Advance to a related company	—	98,771
Inventories	32,483	(65,531)
Deposits	73,544	102,327
Other receivables	6,984	(45,306)
Accounts payable	16,526	—
Interests payable	(418,562)	23,657
Other payables and accrued expenses	1,433,180	702,538
Provision for bonus	—	13,800,000
Operating lease liabilities	(47,280)	—
Payables to prior shareholders	765,001	—
Net cash used in operating activities	(2,119,350)	(3,026,529)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(430,606)	(1,438,033)
Purchases of intangible assets	(2,834)	—
Net cash used in investing activities	(433,440)	(1,438,033)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from short-term loans - related party	1,320,204	315,390
Proceeds from long-term debt - related party	—	2,917,330
Repayments to long-term debt - related party	—	(107,532)
Payments of deferred merger costs	—	(919,446)
Proceeds from the completion of reverse recapitalization	—	1,231
Proceeds from PIPE investment	—	2,500,000
Proceeds from issuance of ordinary shares	989,827	—
Net cash provided by financing activities	2,310,031	4,706,973

Effect of exchange rate changes	(98,542)	104,814

NET CHANGE IN CASH	(341,301)	347,225

Cash, beginning of the year	348,655	1,430

Cash, end of the year	$7,354	$348,655

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for income tax	$—	$—
Cash paid for interest	$—	$—

The accompanying notes are an integral part of these consolidated financial statements

NON-CASH INVESTING AND FINANCING ACTIVITIES:
Issuance of ordinary share upon the reverse recapitalization	$—	$3,473,764
Reclassification of deferred merger costs to additional paid-in capital	$—	$704,334
Issuance of shares for the settlement of amount due to shareholders	$—	$8,200,000
Issuance of ordinary share for the settlement of the deferred underwriting commission payable	$1,541,025	$—
Issuance of warrants for the settlement of salary payable and share compensation expense to shareholder	$19,400,000	$—
Issuance of shares for the settlement of amount due to shareholders and creditors	$574,332	—
Issuance of shares for deposit placed for purchase of factory building	$2,344,707
Operating lease assets obtained in exchange for operating lease liabilities	$63,723	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED SEPTEMBER 30, 2025 AND 2024

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

The Company intends to be a low-cost producer of the highest quality artificial graphite and graphene. Graphjet has a patent on its bio-mass process and production method for graphite and graphene, and it believes it is the only producer currently capable of using biomass to produce graphite and graphene in mass production scale. The Company obtained its graphene patents in Malaysia on 27th March 2024. The Company has also extended its graphene patents to Indonesia and Thailand and both are currently under processing. For Indonesia: “A process for producing palm-based graphene, Application No. P00202302972, filed on April 4, 2023 and Thailand: “A process for producing palm-based graphene”. Application No.2301000033, filed on January 4 2023.

The Company believes it is the only producer presently capable of utilizing biomass to manufacture graphite and graphene at mass-production scale. This proprietary technology is expected to provide a competitive advantage by reducing production costs while maintaining product quality. The Company’s ability to protect and enforce its intellectual property rights is critical to sustaining this advantage.

Since Graphjet Technology uses a widely available waste product as their source, they are able to produce a higher quality product at a significantly lower cost than other graphite and graphene production methods currently in use worldwide.

As for the reporting date, Graphjet Technology has commenced commercial sales of its products but plans to sample its products to multinational companies within the industry for market acceptance and procurement purposes, intending to replace current high-cost suppliers. To date, the Company has funded its operations through equity investments from its current shareholders and proceeds from sales.

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

As of September 30, 2024, $5,000 consideration was paid and the balance remains as payable. GTI US Corp is still dormant as of September 30, 2025.

Note 2 - Going Concern and Liquidity

In assessing the Company’s ability to continue as a going concern, the Company monitors and analyses its cash on-hand and its operating and capital expenditure commitments. The Company’s liquidity needs are to meet its working capital requirements, operating expenses, and capital expenditure obligations.

The Company’s management has considered whether there is substantial doubt about its ability to continue as a going concern due to the Company incurred a net loss of $16,410,770 during the year ended September 30, 2025 and, as of that date, the Company had a negative working capital of $10,059,898. Subsequent to year end, the Company was informed by the Nasdaq Hearings Panel that its Class A Ordinary Shares would be delisted from the Nasdaq Global Market and the Company’s securities will be suspended from trading on Nasdaq. See Note 22 Subsequent Events Footnote for more information. These conditions indicate the existence of a material uncertainty that may cast significant doubt on the Company’s ability to continue as a going concern.

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

The Company can make no assurances that required financing will be available for the amounts needed, or on terms commercially acceptable to the Company, if at all. If one or all of these events does not occur or subsequent capital raises are insufficient to bridge financial and liquidity shortfall, there would likely be a material adverse effect on the Company and would materially adversely affect its ability to continue as a going concern.

As such, the Company’s management has determined that the factors discussed above have raised material uncertainty that may cast substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued. The consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty

Note 3 - Summary of Significant Accounting Policies

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

For Graphjet, Malaysian Ringgit (“RM”) has been determined to be the functional currency. Translation of foreign currencies into US$1 have been made at the following exchange rates for the respective periods:

	As of and for the Years Ended September 30,
	2025	2024

Year-end RM: US$1 exchange rate	4.2080	4.1220
Year-average RM: US$1 exchange rate	4.3441	4.6498

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

Management reviews the adequacy of the allowance for credit losses on an ongoing basis, using historical collection trends and aging of receivables. Management also periodically evaluates individual customer’s financial condition and credit history to make adjustments in the allowance when it is considered necessary. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company’s management continues to evaluate the reasonableness of the valuation allowance policy and update it if necessary. As of September 30, 2025, no allowance for credit losses of accounts receivable was recognized.

Inventories

Inventories are measured at the lower of cost and net realizable value.

The cost of inventories is calculated using the weighted average method, and includes the cost incurred in acquiring the inventories and incidental cost in bringing them to their existing location and condition. For work-in-progress and finished goods, cost of production comprised the costs of raw material, packaging material, manufacturing overhead and direct labor, which are allocated to products based on normal operating capacity.

In accordance with the Company’s policy, items with an individual value below $60,000 are treated as consumables. Consumables such as diesel, acid, pitch oil and gases are expensed as incurred and are not included in inventory balances. At September 30, 2025, consumables expensed under this policy totaled approximately $16,724.

	As of September 30,
	2025	2024
Raw Materials	19,776	-
Work in progress	18,172	73,922
Finished goods	929	-
Inventories	38,877	73,922

Prepaid expenses

Prepaid expenses represent amounts advanced to suppliers for providing services to the Company. Some suppliers require advance payments when the Company orders services, and the prepaid expenses will be utilized to offset the Company’s future payments. These amounts are unsecured, non-interest bearing and generally short-term in nature.

Other receivables

Other receivables primarily include receivables from employee advances and others. Management regularly reviews the aging of the accounts and changes in payment trends and records provision for credit losses when management believes collection of amounts due are at risk. Accounts considered uncollectable are written off against allowances after exhaustive efforts at collection are made. As of September 30, 2025 and 2024, the Company provided no provision for credit losses, respectively.

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

Impairment for long-lived assets

Long-lived assets, including property and equipment and intangible assets with finite lives are reviewed for impairment whenever events or changes in circumstances (such as a significant adverse change to market conditions that will impact the future use of the assets) indicate that the carrying value of an asset may not be recoverable. The Company assesses the recoverability of the assets based on the undiscounted future cash flows the assets are expected to generate and recognize an impairment loss when estimated undiscounted future cash flows expected to result from the use of the asset plus net proceeds expected from disposition of the asset, if any, are less than the carrying value of the asset. If an impairment is identified, the Company would reduce the carrying amount of the asset to its estimated fair value based on a discounted cash flows approach or, when available and appropriate, to comparable market values. During the years ended September 30, 2025 and 2024, no impairment of long-lived assets was recognized.

Prepaid Deposits

For deposits related to the acquisition of property, plant, and equipment, the amounts remain recorded as prepaid deposits until the Company obtains control of the asset, at which time the deposit is reclassified to Property, Plant and Equipment   and included in the capitalized cost of the asset in accordance with ASC 360, Property, Plant, and Equipment.

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

Upon completion of the Business Combination, all of Graphjet’s outstanding public and private warrants (See Note 18) were replaced by the Company’s public and private warrants. As disclosed in prior year, the Company treated such warrants replacement as a warrant modification and no incremental fair value was recognized for the year ended September 30, 2024.There were no changes in the current year.

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

Revenue recognition

The Company follows the revenue accounting requirements of Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“Accounting Standards Codification (“ASC”) 606”). The core principle underlying the revenue recognition of this ASU allows the Company to recognize revenue that represents the transfer of goods and services to customers in an amount that reflects the consideration to which the Company expects to be entitled in such exchange.

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

The Company reviews the impairment of its ROU assets consistent with the approach applied for its other long-lived assets. The Company reviews there coverability of its long-lived assets when events or changes in circumstances occur that indicate that the carrying value of the asset may not be recoverable. The assessment of possible impairment is based on its ability to recover the carrying value of the asset from the expected undiscounted future pre-tax cash flows of the related operations. The Company has elected to include the carrying amount of operating lease liabilities in any tested asset group and includes the associated operating lease payments in the undiscounted future pre-tax cash flows. For the twelve months ended September 30, 2025, the Company did not recognize impairment loss on its ROU assets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined Cayman Islands, the United States and Malaysia are the Company’s only major tax jurisdictions. The Company recognizes accrued interest and penalties related to unrecognized tax benefits, if any, as income tax expense. There were no unrecognized tax benefits as of September 30, 2025 and 2024, and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals, or material deviation from its position.

The Company is an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands. In Malaysia and Nevada US, current tax is the expected tax payable on the taxable income for the year, using tax rates enacted or substantively enacted at the end of the reporting period, and any adjustment to tax payable in respect of previous years. Due to operating losses, the Company’s tax provision was $nil for the years ended September 30, 2025 and 2024.

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

Loss per share

The Company complies with accounting and disclosure requirements of ASC Topic 260, “Earnings Per Share.” Net loss per share is computed by dividing net loss by the weighted average number of ordinary shares outstanding during the period, excluding ordinary shares subject to forfeiture. Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. As of September 30, 2025 and 2024, the Company had warrants outstanding that are exercisable and therefore considered in the diluted earnings per share calculation using the treasury stock method. For the year ended September 30, 2024, the effect of including warrants would be anti-dilutive hence diluted net loss per share is equal to basic net loss per share.

The number of potential common shares have been excluded from the calculation of diluted net loss per share because their effect was anti-dilutive (See Note 15).

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

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which expands annual and interim disclosure requirements for reportable segments. These requirements include: (i) disclosure of significant expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of segment profit or loss (collectively referred to as the “significant expense principle”); (ii) disclosure of an amount for other segment items (equal to the difference between segment revenue less segment expenses disclosed under the significant expense principle and each reported measure of segment profit or loss) by reportable segment and a description of their composition; (iii) annual disclosure of a reportable segment’s profit or loss and assets currently required by Topic 280 in interim periods; (iv) clarification that, if the CODM uses more than one measure of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources, a public entity may report those additional measures of segment profit or loss; (v) disclosure of the title and position of the CODM and an explanation of how the CODM uses the reported measure(s) disclosure of segment profit or loss in assessing segment performance and deciding how to allocate resources; and (vi) requiring a public entity that has a single reportable segment provide all the disclosures required by the amendments in this ASU, and all existing segment disclosures in Topic 280. ASU 2023-07 is effective for the Company’s annual periods beginning January 1, 2024, and for interim periods beginning January 1, 2025. The Company adopted ASU 2023-07 in the year ended September 30, 2024, and applied the amendments retrospectively to all prior periods presented in these consolidated financial statements. Refer to Note 20 segment information.

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

The following table presents the number of the Company’s ordinary shares issued and outstanding immediately following the Reverse Recapitalization (as defined below):

Ordinary Share
Energem’s ordinary shares outstanding prior to Reverse	73,844
Recapitalization Less: redemption of Energem’s ordinary shares	(11,739)
Ordinary shares issued to underwriter	3,375
Ordinary shares issued to financial advisor	46,000
Total ordinary shares issued upon completion of reverse recapitalization	111,480
Conversion of Graphjet’s ordinary shares	2,295,833
Total ordinary shares issued and outstanding upon completion of reverse recapitalization	2,407,313

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

Note 5 – Deposits

		As of	As of
		September 30,	September 30,
Deposit allocation	Nature	2025	2024
Machinery Rental Deposit	Refundable	1,640	—
Public Relations Consulting Services	Refundable	28,518	29,112
Photocopiers rent for offices use	Refundable	760	776
Total other receivables and other current assets, net		$30,918	$29,888

Note 6 – Property and Equipment

Property and equipment included in continuing operations consist of the following:

	As of	As of
	September 30,	September 30,
	2025	2024
Office equipment	$23,341	$13,298
Renovation	156,142	153,886
Plant and Machinery	1,855,846	1,456,801
Subtotal	$2,035,329	$1,623,985
Less: accumulated depreciation	(214,557)	(30,585)
Total property and equipment, net	$1,820,772	$1,593,400

Depreciation of property and equipment is computed on a straight-line basis over its estimated useful life at the following annual rates:

Office equipment	20%
Renovation	20%
Plant and machinery	10%

Depreciation expense for the years ended September 30, 2025 and 2024 amounted to $178,814 and $27,113, respectively, which have been recorded in the consolidated statements of operations. During the year, depreciation expense of $167,097 and $11,717 was recorded in general and administrative expenses and cost of sales respectively.

During the year, the Company entered into a contract with Hunan Xirui Automation Equipment Co. Ltd. of China for the purchase of an artificial graphite machine at a total cost of approximately $317,765. A payment of ninety percent was made upon order confirmation and shipment, while the remaining ten percent balance, representing the warranty, will be paid by June 2026.

Note 7 – Prepaid Deposit for Factory Building

During the year, the Company paid a deposit of $2,344,707 in connection with the planned acquisition of a factory building located at Kampung Baru Subang, Selangor State, Central Malaysia. The deposit represents an advance payment toward the purchase price under the sale and purchase agreement executed on August 19, 2025. As the acquisition is expected to be completed after twelve months from the reporting date, the deposit is classified as a non-current asset.

Note 8 – Loans from Third Parties

The Company obtained loans of $533,721 (RM 2,200,000) from external parties Mr. Goh Meng Keong and Mr. Goh Seng Wei, to fund the acquisition of Graphene Patent, and in return they charged the Company with interest, in accordance with arm’s length transaction principle.

On August 14, 2025, the Company executed Subscription Agreements with Goh Meng Keong. The Subscription Agreement is to settle a debt of $ 553,016 (RM2,335,616) owed by the Company to Goh Meng Keong. As settlement of the debt, the Company agreed to issue 11,100,000 ordinary shares, which is 185,000 post-Share Consolidation shares. On August 25, 2025, the Company issued 185,000 post-Share Consolidation shares to Goh Meng Keong.

For the years ended September 30, 2025 and 2024, there were interest expenses of $21,475 and $23,657, respectively. The principal amount, maturity date and interest rate for the loans are shown below:

	September 30,	September 30,
	2025	2024
Total interest payable	$7,949	$66,905
Total debt and interest payable	$55,478	$600,626

Lender	Principal	Interest Rate	Lending Date	Due Date
Goh Seng Wei	$47,529	5% p.a	May 26, 2022	Due on demand

Note 9 – Loans from Prior Shareholders

Short-term Loans

Loans from prior shareholders

(1). On August 4, 2024, August 15, 2024 and October 25, 2024, the Company entered three loan agreements with Mr. Aw Jeen Rong for working capital purpose. Aw Jeen Rong is the Company’s prior shareholder and owned 6.0% of the Company’s ordinary shares as of September 30, 2024. The loans are unsecured, fixed term of repayment, and interest free per the debt settlement agreement dated on April 30, 2025. As of September 30, 2025, total loans drawdown was $299,430. For the year ended September 30, 2025, there were interest expense of $11,293. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Aw Jeen Rong*	$142,586		August 4, 2024	February 4, 2025
		—		(extended to April 30, 2026)
Aw Jeen Rong*	$104,563		August 15, 2024	February 15, 2025
		—		(extended to April 30, 2026)
Aw Jeen Rong*	$52,281	—	October 25, 2024	April 30, 2026

	September 30,	September 30,
	2025	2024
Total interest payable	$13,758	$2,145
Total debt and interest payable	313,188	254,449

*	Mr. Aw Jeen Rong resigned as director of Graphjet on March 14, 2025, and his balance as of September 30, 2025 was reclassified from loan from a director to loan from a prior shareholder to conform to the current year’s presentation.

(2). On September 4, 2024 and November 5, 2024, the Company entered two loan agreements with Mr. Liu Yu for working capital purpose. Liu Yu is the Company’s prior shareholder and owned 24.3% of the Company’s ordinary shares as of September 30, 2024. The loan is unsecured, fixed term of repayment, and interest free per the debt settlement agreement dated on April 30, 2025. As of September 30, 2025, total loan drawdown was $152,472. For the twelve months ended September 30, 2025, there were interest expense of $5,501. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Liu Yu	$101,355	8%	September 4, 2024	March 5, 2025
				(extended to April 30, 2026)
Liu Yu	$51,117	8%	November 5, 2024	April 30, 2026

	September 30,	September 30,
	2025	2024
Total interest payable	$6,078	$408
Total debt and interest payable	158,550	103,877

Payables to prior shareholders

Mr. Lim Hooi Beng and Mr. Aw Jeen Rong are the prior shareholders of the Company.

	September 30,	September 30,
	2025	2024
Lim Hooi Beng*	$3,003,003	$2,152,588
Aw Jeen Rong	7,129	7,278
Payables to prior shareholders	$3,010,132	$2,159,866

*	Mr. Lim Hooi Beng resigned as director of Graphjet on May 5, 2025.

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

Long-term Loans

Payables to a prior shareholder

	September 30,	September 30,
	2025	2024
Lim Hooi Beng	$3,702,862	$-

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

Note 10 – Other Payables and Accrued Liabilities

	September 30,	September 30,
	2025	2024
Payroll payable	$324,156	$282,461
Rental payable	120,247	70,354
Professional fees	524,375	574,713
Accrued expenses	918,617	304,894
Total other payables and accrued liabilities	$1,887,395	$1,232,422

Note 11 – Deferred Underwriting Commission Payable

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

During the year ending September 30, 2024, the Company had finalized the settlement of the True-Up Obligation by agreeing to issue 10,754 ordinary shares to the underwriter. However, because the shares had not yet been legally issued as of the reporting date, the Company recorded a liability of approximately $1.5 million, representing the fair value of the shares to be issued. Upon issuance of the shares on May 22, 2025, the liability was reclassified to additional paid-in capital, with no income statement impact.

Note 12 – Related Party Transactions

12.1 Related Party Loans

Loans from a shareholder

In May, June, July and August 2025, the Company entered nine loan agreements with Mr. Lee Ping Wei for working capital purpose. Lee Ping Wei owned 37.3% and 6.1% of the Company’s ordinary shares as of September 30, 2025 and 2024, respectively. The loans are unsecured, with interest bearing of 15% per annum and due on demand. For the year ended September 30, 2025, total loans drawdown was $1,259,507. For the year ended September 30, 2025, there was interest expense of $45,173. The principal amount, maturity date and interest rate for the loans are shown in the table below:

Lender	Principal	Interest Rate	Lending Date	Due Date
Lee Ping Wei	$118,821	15%p.a	May 27, 2025	Due on demand
Lee Ping Wei	$71,293	15%p.a	June 3, 2025	Due on demand
Lee Ping Wei	$71,293	15%p.a	June 10, 2025	Due on demand
Lee Ping Wei	$118,821	15%p.a	June 16, 2025	Due on demand
Lee Ping Wei	$118,821	15%p.a	June 25, 2025	Due on demand
Lee Ping Wei	$237,643	15%p.a	July 01, 2025	Due on demand
Lee Ping Wei	$237,643	15%p.a	July 7, 2025	Due on demand
Lee Ping Wei	$142,586	15%p.a	July 29, 2025	Due on demand
Lee Ping Wei	$142,586	15%p.a	August 20, 2025	Due on demand

	September 30,	September 30,
	2025	2024
Total interest payable	$46,632	$—
Total debt and interest payable	$1,306,139	$—

Payable to shareholder

As of September 30, 2025, the Company had advances from a shareholder totaling $36,804. These advances are unsecured, non – interest bearing and repayable on demand.

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

On April 30, 2025, the Company signed a debt settlement agreement with Liu Yu to settle the amount owing of approximately $1.5 million in the following manner: 1. payment of $221,593 12 months from the date of the agreement; 2. payment of $702,610 24 months from the date of the agreement, and; as part of his severance and interest due, $1 million which shall fall due 24 months from the date of agreement and shall be repaid in 10 consecutive monthly instalments of $100,000 each, payable on the first day of each calendar month commencing from the due date. The approximately $1.5 million outstanding compensation payable was discounted at an imputed interest rate of 15% per annum, and the amortization expense of debt discount is included in the interest expenses. During the years ended September 30, 2025 and 2024, the Company recorded $71,035 and $350,084 interest expense for the amortization, respectively.

As of September 30, 2025 and 2024, the outstanding balance on the payable is $1,296,307 and $737,894, respectively.

Note 13 – Provision for Bonus

On February 29, 2024, the Board of Directors of Graphjet approved the proposed bonus plan to reward the senior management team of Graphjet for the successful business combination and corporate listing. The total provision made is $13,800,000 according to the plan.

On April 30, 2025, the Company signed a debt settlement agreement with Lim Hooi Beng to settle the amount of $2,049,658 (RM 8,872,969) owing and provision for bonus $3,450,000 (RM 14,935,050) via the issuance of ordinary shares in two tranches: 1. RM 13,000,000 value of shares 12 months from the date of the agreement, and 2. RM 20,000,000 value of shares 24 months from the date of the agreement. During the year, the Company reversed bonus provisions for two senior management employees who resigned during the year. The reversal has been recognized under Other Income. The total remaining provision for bonus is $3,450,000 as of September 30, 2025.

Note 14 – Income Taxes

Cayman Islands

Under the current laws of the Cayman Islands, the Company is not subject to tax on income or capital gain. Additionally, upon payments of dividends to the shareholders, no Cayman Islands withholding tax will be imposed.

USA

GTI US Corp is incorporated in the United States and is subject to a federal tax rate of 21%. GTI US Corp is still dormant as of September 30, 2025.

Malaysia

The Company’s subsidiary Graphjet was incorporated in Malaysia and is subject to Malaysian Profits Tax on the taxable income as reported in its statutory financial statements adjusted in accordance with relevant Malaysian tax laws. The applicable tax rate is 24% in Malaysia.

Graphjet Technology had sales of its products during the year, but no tax provision was recorded as current year statutory income was utilized against brought forward business losses. The Company’s tax provision was zero for the year ended 2024. As of September 30, 2025 and 2024, the Company’s deferred tax asset had a full valuation allowance recorded against it. The effective tax rate for the years ended September 30, 2025 and 2024 was 0%.

The components of the Company’s income tax provision were as follows for the period indicated:

	For the Year Ended September 30,	For the Year Ended September 30,
	2025	2024

Current	$—	$—
Deferred	—	—
Total income tax provision	$—	$—

The following table reconciles Malaysia statutory rates to the Company’s effective tax rate:

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024

Malaysia income tax rate	24.0%	24.0%
Change in valuation allowance	(24.0)%	(24.0)%
Effective tax rate	—%	—%

The following table sets forth the significant components of the aggregate deferred tax assets and liabilities of the Company as of:

	September 30, 2025	September 30, 2024
Deferred Tax Assets:
Net operating loss carry-forwards	4,406,475	$4,406,475
Capital allowances	184,526	105,298
Amount disregarded due to substantial change in shareholding	(281,826)	—
Current year statutory income utilized against brought forward business losses	(1,066,424)	—
Less:
Valuation allowance	(3,242,751)	(4,511,773)
Deferred tax assets, net	—	—
Deferred tax liabilities:
Capitalized R&D expenses	—	—
Deferred tax (liabilities) assets, net	$—	$—

Movement of valuation allowance:

	September 30, 2025	September 30, 2024

Balance at beginning of the year	$4,511,773	$281,826
Amount disregarded due to substantial change in shareholding	(281,826)	—
Current year statutory income utilized against brought forward business losses	(1,066,424)	—
Addition	79,228	4,229,947
Balance at end of the year	$3,242,751	$4,511,773

As of September 30, 2025 and 2024, the Company had net operating losses carry forward of approximately $13.3 million and approximately $18.3 million, respectively, from the Company’s Malaysian subsidiary, which can be carried forward to offset taxable income. The net operating losses from the Malaysia subsidiary can be carried forward 10 years.

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

During the year, the Company’s Malaysia subsidiary was disallowed from carrying forward unabsorbed tax losses and capital allowances approximately $0.3 million incurred prior to 2024. These amounts are disregarded due to a substantial change in shareholding in 2024, when total ownership shifted from individual shareholders to a corporate shareholder. Although the total issued shares remained unchanged, the change in shareholder composition triggered restrictions under Malaysian tax law. As a result, the brought-forward losses and allowances are not available to offset future taxable income. The Company has reflected this disallowance in its consolidated financial statements by derecognizing the related deferred tax assets.

Due to the limited operating history of the Malaysian subsidiary, the Company is uncertain when these net operating losses can be utilized. As a result, the Company provided a 100% allowance on deferred tax assets on net operating losses of approximately $3.2 million and $4.5 million related to Malaysian subsidiary as of September 30, 2025 and 2024, respectively.

Uncertain tax positions

The Company evaluates each uncertain tax position (including the potential application of interest and penalties) based on the technical merits, and measures the unrecognized benefits associated with the tax positions. An uncertain tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. Penalties and interest incurred related to underpayment of income tax are classified as income tax expense in the period incurred. As of September 30, 2025 and 2024, the Company did not have any significant unrecognized uncertain tax positions. The Company did not incur interest and penalties tax for the years ended September 30, 2025 and 2024.

Note 15 – Loss per share

Diluted net loss per share reflects the potential dilution that could occur if securities or other contracts to issue ordinary shares were exercised or converted into ordinary shares. As of September 30, 2025 and 2024, the Company had warrants outstanding that are exercisable and therefore considered in the diluted earnings per share calculation using the treasury stock method. For the year ended September 30, 2024, the effect of including warrants would be anti-dilutive hence diluted net loss per share is equal to basic net loss per share.

The following table sets forth the number of potential common shares excluded from the calculation of diluted net loss per share because their effect was anti-dilutive:

	As of September 30,
	2025	2024
Warrants issued to Aiden Lee Ping Wei	22,351	-
Public warrants	191,667	191,667
Placement warrants	8,801	8,801
	222,819	200,468

Note 16 – Shareholders’ Equity

The Company’s ordinary shares trade on the OTC Markets Pink Limited under the symbol “GTIJF”. Pursuant to the terms of the Amended and Restated Certificate of Incorporation, the Company’s authorized share capital is $50,000 divided into 8,333,333 Ordinary Shares each of par value $0.006 per share.

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

On November 1, 2024, the Company successfully completed a fundraising exercise amounting to approximately $1.0 million (MYR 4.4 million) net proceeds from new external shareholders. In connection with this fundraising, the Company issued a total of 10,885 Ordinary shares to unrelated third party investors.

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

On September 2, 2025, the Company issued 26,000 shares to Depository Trust Company in relation to the Reverse Split due to rounding up of fractional shares.

As of September 30, 2025 and   2024, we had issued and outstanding Ordinary Shares of 3,210,062 and 2,445,647 shares, each with par value of $0.006. The holder of each share of ordinary shares is entitled to one vote. All number of shares and per-share amounts have been retroactively adjusted to reflect the sixty-for-one share combination effective August 25, 2025. (See Note 1)

Note 17 – Equity Incentive Plan

At the Special Meeting on February 28, 2024, Energem shareholders considered and approved the Equity Incentive Plan and reserved an amount of ordinary shares equal to 10% of the fully diluted issued and outstanding Combined Entity Ordinary Shares following the Business Combination for issuance thereunder. The Equity Incentive Plan was approved by the Energem board of directors on the same day. The Equity Incentive Plan became effective immediately upon the Closing of the Business Combination. A total number of shares equal to 248,385 have been reserved for future issuance under the Equity Incentive Plan.

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

Note 18 – Warrants

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

On May 15, 2025, Graphjet Technology and Aiden Lee Ping Wei entered into a Warrant Subscription Agreement, pursuant to which Graphjet Technology issued 333,334 warrants to purchase up to 3,333,340 of the Company’s ordinary shares, at an exercise price of $3.3 to Aiden Lee Ping Wei, for $200,000. The purchaser may not transfer any of the warrant shares for a period of twelve (12) months from the Effective Date. Once the purchaser has exercised up to 483,333 shares underlying the warrants, the Company’s shareholders must approve the issuance of the shares underlying the remaining warrants. The warrants had a fair value of $19.4 million, based upon using the Black-Scholes Options Pricing Model with the flowing inputs:

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

The summary of warrants activity is as follows:

			Weighted	Average
		Ordinary	Average	Remaining
	Warrants	Shares	Exercise	Contractual
	Outstanding	Issuable	Price	Life

September 30, 2024	200,468	200,468	$690.00	4.00
Granted	333,334	3,333,340	$3.30	5.00
Forfeited	—	—	$—	—
Exercised	—	—	$—	—
September 30, 2025	533,802	3,533,808	$42.26	4.56

The Company accounted for the 200,468 warrants assumed from the merger and the 333,334 warrants issued to Aiden Lee Ping Wei as equity instruments in accordance with ASC 480, “Distinguishing Liabilities from Equity” and ASC 815-40, “Derivatives and Hedging: Contracts in Entity’s Own Equity”.

Note 19 – Concentrations of Risks

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash, deposits and other receivables.

(a) Credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist primarily of cash. In Malaysia, the insurance coverage for cash deposits of each depositor at each bank is RM 250,000 (approximately $59,411). As of September 30, 2025, cash balance of RM 10,668 ($7,354) was deposited with financial institutions located in Malaysia. Cash deposits at each United States financial institution are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. As of September 30, 2025, the Company did not exceed the FDIC insured limits. While management believes that these financial institutions are of high credit quality, it also continually monitors their credit worthiness.

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

(b) Vendor concentration risk

For the year ended September 30, 2025, two suppliers accounted for approximately 61.1% and 34.3% of the total cost raw material purchased. For the year ended September 30, 2024, two suppliers accounted for approximately 73.2% and 26.8% of the total cost raw material purchased.

(c) Customer concentration risk

For the year ended September 30, 2025, two customers accounted for approximately 69.02% and 22.01% of the total sales of carbon. For the year ended September 30, 2024, there were no sales of carbon.

Note 20 – Segment Reporting

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

The following table presents major accounts of statements of operations by segments for the years ended September 30, 2025 and 2024

	For the Year Ended September 30, 2025	For the Year Ended September 30, 2024
Revenue	$92,776	$—
Cost of revenues	(192,941)	—
Gross loss	(100,165)	—
Advertising and marketing expenses	106,615	385,624
Salaries and benefits expenses	878,378	595,077
Provision for bonus	—	13,804,877
Insurance expense	1,010	606,025
Legal and consulting expenses	1,330,333	964,654
Share compensation expense	19,200,000	—
Other operating expenses	905,376	1,081,757
Total operating expenses	22,521,877	17,438,014
Segment operating loss	(22,521,877)	(17,438,014)
Other income	6,683,824	—
Interest income/(expense), net	150,415	(375,782)
Other expenses, net	(723,132)	(1,511)
Income tax expense	—	—
Segment net loss	$(16,410,770)	$(17,815,307)

Note 21 – Commitments and Contingencies

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

Operating lease expenses was recorded under general and administrative expenses for the years ended September 30, 2025 and 2024 amounted to $136,367 and $197,765, respectively.

The following table sets forth the Company’s undiscounted future minimum lease payment schedule as of September 30, 2025. There were no commitment and contingency other than those stated below:

Commitments and Contingencies	Terms	Amount
Rental of premises	Rental payments due from October 2025 to March 2026	$4,325
Rental of factory	Rental payments due from October 2025 to January 2026	$17,110
		$21,435

Capital commitment

On August 19, 2025, the Company entered into a Sale and Purchase Agreement with Cosmo Esteem SDN BHD (“Vendor”), a company incorporated in Malaysia, to acquire a factory building located at Kampung Baru Subang, Selangor State, Central Malaysia for total consideration of approximately $7.3 million (RM30.45 million).

As part of the consideration, the Company agreed to issue ordinary shares to Tan Chin Teong. On August 25, 2025, the Company issued 528,464 post-consolidation ordinary shares with an aggregate fair value of approximately $2.3 million as a deposit.

As of September 30, 2025, the remaining capital commitment under the Agreement was approximately $5.0 million, which the Company expects to settle in accordance with the contractual terms.

Note 22 – Subsequent Events

On October 16, 2025, Graphjet Technology (the “Company”) entered into that certain Master Loan Agreement (the “Loan Agreement”) with International Liquidity, LLC (“Lender”) providing for a secured, non-recourse term loan (the “Liquidity Loan”) in a principal amount equal to 65.00% of the fair market value of the pledged collateral, currently estimated at approximately $7 million. The outstanding principal balance of the Liquidity Loan bears a fixed interest rate at 5.0% per annum, payable in quarterly installments beginning on the first banking day of the third month following the closing and every third month thereafter. The Liquidity Loan matures five (5) years after the initial closing. The Liquidity Loan is secured by a pledge of 3,157,000 shares of the Company (the “Pledged Shares”) to be issued to the Lender, as described in that certain Master Pledge Agreement (the “Pledge Agreement”) entered into by the Company and the Lender in connection with the Loan Agreement.

On November 11, 2025, the Company was informed by the Nasdaq Hearings Panel that its Class A Ordinary Shares would be delisted from the Nasdaq Global Market. The Panel has determined that the Company’s securities will be suspended from trading on Nasdaq at the open of trading on November 13, 2025.

On November 12, 2025, the Company was informed that trading of its ordinary shares will commence on the OTC Markets under the ticker symbol “GTIJF”, effective on November 13, 2025.

On November 25, 2025, the Company appealed to the Nasdaq Listing and Hearing Review Council under Nasdaq Listing Rule 5820, requested that (i) review and reverse the Panel’s delisting decision of November 11, 2025; and (ii) grant a stay of the Panel’s decision pending the Council’s review of the Company’s appeal in order to allow the Company to complete and present a detailed, evidence-based compliance plan demonstrating a clear and credible path to regain compliance with the Nasdaq Listing Rules. Nasdaq acknowledged the appeal on November 26, 2025, and requested the Company’s plan and supporting documents by December 10, 2025.

On December 1, 2025, the Company entered into a Debt Settlement and Subscription Agreement with Aiden Lee Ping Wei to partially settle the outstanding bonus provision. Under the agreement, the Company had on December 5, 2025 issued 635,000 Class A Ordinary Shares at an issue price of $0.972 per share aggregating to settlement of $617,220.

On December 10, 2025, the Company submitted its formal appeal together with an updated, documentation-backed compliance plan requesting that the Council (i) review and reverse the Panel’s decision and (ii) authorize a provisional relisting of the Company’s Class A ordinary shares on The Nasdaq Global Market during the pendency of the Council’s review to facilitate implementation of the compliance plan.

On December 22, 2025, the Company’s stockholders approved the amended and restated memorandum and articles of association (the “Third A&R M&A”) to increase the Company’s authorized share capital from $50,000 consisting of 8,333,333 Class A ordinary shares of $0.006 per share to $6,000,000 consisting of 1,000,000,000 Class A ordinary shares of $0.006 per share.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 23, 2025	GRAPHJET TECHNOLOGY

	By:	/s/ Chris Lai
Chris Lai Ther Wei
Chief Executive Officer
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Chris Lai	Chief Executive Officer, Chief Financial Officer, and Director	December 23, 2025
Chris Lai Ther Wei	(Principal Executive Officer and Principal Financial and Accounting Officer)

/s/ Ang Chee Yong	Independent Director	December 23, 2025
Ang Chee Yong

/s/ Chen Siow Woon	Independent Director	December 23, 2025
Chen Siow Woon

/s/ Pwa Yee Guo	Independent Director	December 23, 2025
Pwa Yee Guo

/s/ Tan Song Jie	Independent Director	December 23, 2025
Tan Song Jie